Form 10-Q
period 2011-05-31
LAMBENT SOLUTIONS CORP.
filed 2011-08-22
CIK 1512983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  333-172842

LAMBENT SOLUTIONS CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7310 Primary Standard Industrial Classification Code Number	33-1219888 IRS Employer Identification Number

400 ST-MARTIN WEST BLVD., SUITE 350

LAVAL, QC CANADA H7M 3Y8

Tel. (514) 296-3775

Fax. 1-866-867-8020

(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,540,000 as of August 19, 2011.

LAMBENT SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Unaudited)
	MAY 31, 2011	FEBRUARY 28, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1, 435	$ 7,963
TOTAL CURRENT ASSETS	1,435	7,963
TOTAL ASSETS	$ 1, 435	$ 7,963
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES
Loans from related party - Director	$ 4,156	$ 4,156
Total current liabilities	4,156	4,156
TOTAL LIABILITIES	4,156	4,156
STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,500,000 shares issued and outstanding	4,500	4,500
Additional paid-in-capital	-	-
Deficit accumulated during the development stage	(7,221)	(693)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(2,721)	3,807
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$ 1,435	$ 7,963

The accompanying notes are an integral part of these unaudited financial statements.

LAMBENT SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF EXPENSES (Unaudited)
	THREE MONTHS ENDED MAY 31, 2011	From Inception (JANUARY 20, 2011) to MAY 31, 2011
Revenues	$ -	$ -
Expenses
General and administrative expenses	6,528	7,221
Total Expense	6,528	7,221
Net loss	$ (6,528)	$ (7,221)
Basic and Diluted Loss Per Common Share	$ (0.01)
Weighted Average Number of Common Shares Outstanding	4,500,000

The accompanying notes are an integral part of these unaudited financial statements.

LAMBENT SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY) SATEMENTS OF CASH FLOWS (Unaudited)
	THREE MONTHS ENDED MAY 31, 2011	From Inception (JANUARY 20, 2011) to MAY 31, 2011
OPERATING ACTIVITIES
Net loss	$ (6,528)	$ (7,221)
Net cash used in operating activities	(6,528)	(7,221)
FINANCING ACTIVITIES
Loans from related party - Director	-	4,156
Sale of common stock	-	4,500
Net cash provided by financing activities	-	8,656
Net increase in cash and equivalents	(6,528)	1,435
Cash and equivalents at beginning of the period	7,963	-
Cash and equivalents at end of the period	$ 1,435	$ 1,435
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
NON-CASH ACTIVITIES	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

LAMBENT SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted

2. DUE TO RELATED PARTY

The Director loaned $4,156 to the Company.  The amount is due on demand, non-interest bearing and unsecured.

3. SUBSEQUENT EVENTS

In June and July, 2011 the Company sold 1,040,000 common shares at $0.02 per share for $20,080.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

INTRODUCTION

We were incorporated in the State of Nevada on January 20, 2011. We offer an advertising system for Real Estate brokers and agencies.  Our service includes uploading and updating the listings adds from our main server to receiver boxes and displays located at many different locations of our customers’ choice. We have not generated any revenues and the only operation we have engaged in is the development of a business plan and execution of the two Real Estate Listing Advertising Agreements.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED MAY  31, 2011 COMPARED TO THE PERIOD FROM INCEPTION (JANUARY 20, 2011) TO MAY 31, 2011

Our net loss for the three month period ended May 31, 2011 was $6,528 compared to a net loss of $7,221 during the period from inception (January 20, 2011) to May 31, 2011. During the three month period ended May 31, 2011, we did not generate any revenue.

During the three month period ended May 31, 2011, we incurred general and administrative expenses $6,528 compared to 7,221 incurred during the period from inception (January 20, 2011) to May 31, 2011. General and administrative and professional fee expenses incurred during the three month period ended May  31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,500,000 for the three month period ended May 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED MAY 31, 2011

As at May 31, 2011, our current assets were $1,435 compared to $7,963 in current assets at February 28, 2011. Current assets were comprised of $1,435 in cash. As at May 31, 2011, our current liabilities were $4,156. Current liabilities were comprised of $4,156 in loan from Director.

Stockholders’ deficit was $2,721 as of May 31, 2011 compare to stockholders’ equity of $3,807  as of February 28, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2011, net cash flows used in operating activities was $6,528 consisting of a net loss of $6,528. Net cash flows used in operating activities was $7,221 for the period from inception (January 20, 2011) to May 31, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended May 31, 2011, we have not generated any cash flows from financing activities.  For the period from inception (January 20, 2011) to May 31, 2011, net cash provided by financing activities was $8,656 received from proceeds from issuance of common stock and loan from Director.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of May 31, 2011, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our February 28, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May  31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMBENT SOLUTIONS CORP.
Dated: August 19, 2011	By: /s/ Irina Dondikova
Irina Dondikova, President and Chief Executive Officer and Chief Financial Officer