Form 10-Q
period 2011-08-31
LAMBENT SOLUTIONS CORP.
filed 2011-09-26
CIK 1512983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,540,000 as of September 26, 2011.

LAMBENT SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Unaudited)
	AUGUST 31, 2011	FEBRUARY 28, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 11,138	$ 7,963
Prepaid Expenses	6,926	-
TOTAL CURRENT ASSETS	18,064	7,963
TOTAL ASSETS	$ 18,064	$ 7,963
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Loans from related party - Director	$ 4,156	$ 4,156
Total current liabilities	4,156	4,156
TOTAL LIABILITIES	4,156	4,156
STOCKHOLDER’S EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,540,000 and 4,500,000 shares issued and outstanding, respectively	5,540	4,500
Additional paid-in-capital	19,760	-
Deficit accumulated during the development stage	(11,392)	(693)
TOTAL STOCKHOLDER’S EQUITY	13,908	3,807
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 18,064	$ 7,963

The accompanying notes are an integral part of these unaudited financial statements.

LAMBENT SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF EXPENSES (Unaudited)
	THREE MONTHS ENDED AUGUST 31, 2011	SIX MONTHS ENDED AUGUST 31, 2011	From Inception (JANUARY 20, 2011) to AUGUST 31, 2011

Expenses
General and administrative expenses	4,171	10,699	11,392
Total Expense	4,171	10,699	11,392
Net loss	$ (4,171)	(10,699)	$ (11,392)
Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	5,327,717	4,913,859

The accompanying notes are an integral part of these unaudited financial statements.

LAMBENT SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY) SATEMENTS OF CASH FLOWS (Unaudited)
	SIX MONTHS ENDED AUGUST 31, 2011	From Inception (JANUARY 20, 2011) to AUGUST 31, 2011
OPERATING ACTIVITIES
Net loss	$ (10,699)	$ (11,392)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	(6,926)	(6,926)
Net cash used in operating activities	(17,625)	(18,318)
FINANCING ACTIVITIES
Loans from related party - Director	-	4,156
Sale of common stock	20,800	25,300
Net cash provided by financing activities	20,800	29,456
Net increase in cash and equivalents	3,175	11,138
Cash and equivalents at beginning of the period	7,963	-
Cash and equivalents at end of the period	$ 11,138	$ 11,138
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -
NON-CASH ACTIVITIES	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

LAMBENT SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Lambent Solutions Corp (the “Company”) was founded in the state of Nevada on January 20, 2011. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification 915-205 "Development-Stage Entities.”  Since inception through August 31, 2011, the Company has not generated any revenue and has accumulated losses of $11,392. We are a Montreal-based company and intend to provide service in advertising of Real Estate listings in Canada.

2. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

3. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $11,392 as of August 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

4. COMMON STOCK

During  June and July, 2011 the Company sold 1,040,000 common shares at $0.02 per share to various investors, for gross proceeds of $20,800.

5. RELATED PARTY TRANSACTIONS

As at August 31, 2011, the director of the company advanced $4,156.  The amount is due on demand, non-interest bearing and unsecured.

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

SIX MONTH PERIOD ENDED AUGUST 31, 2011 COMPARED TO THE PERIOD FROM INCEPTION (JANUARY 20, 2011) TO AUGUST 31, 2011

Our net loss for the six month period ended August 31, 2011 was $10,699 compared to a net loss of $11,392 during the period from inception (January 20, 2011) to August 31, 2011. During the six month period ended August 31, 2011, we did not generate any revenue.

During the six month period ended August 31, 2011, we incurred general and administrative expenses $10,699 compared to $11,392 incurred during the period from inception (January 20, 2011) to August 31, 2011. General and administrative and professional fee expenses incurred during the six month period ended August  31, 2011 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,913,859 for the six month period ended August 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED AUGUST 31, 2011

As at August 31, 2011, our current assets were $18,064 compared to $7,963 in current assets at February 28, 2011. Current assets were comprised of $11,138 in cash and $6,926 in prepaid expenses. As at August 31, 2011, our current liabilities were $4,156. Current liabilities were comprised of $4,156 in loan from Director.

Stockholders’ equity was $13,908 as of August 31, 2011 compare to stockholders’ equity of $3,807 as of February 28, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2011, net cash flows used in operating activities was $17,625 consisting of a net loss of $10,699 and prepaid expenses of $6,926. Net cash flows used in operating activities was $18,138 for the period from inception (January 20, 2011) to August 31, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended August 31, 2011 Net cash provided by financing activities was $20,800, received from proceeds from issuance of common stock.  For the period from inception (January 20, 2011) to August 31, 2011, net cash provided by financing activities was $29,456 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of August 31, 2011, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended August  31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LAMBENT SOLUTIONS CORP.
Dated: September 26, 2011	By: /s/ Irina Dondikova
Irina Dondikova, President and Chief Executive Officer and Chief Financial Officer