Form 10-K
period 2012-02-29
LAMBENT SOLUTIONS CORP.
filed 2012-05-07
CIK 1512983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

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

____________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

As of May 4, 2012, the registrant had 5,540,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 4, 2012.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

We were incorporated in the State of Nevada on January 20, 2011. We intend to provide service in advertising of Real Estate listings in Canada. We offer an advertising system for Real Estate brokers and agencies.  Our service includes uploading and updating the listings adds from our main server to receiver boxes and displays located at many different locations of our customers’ choice. Locations for monitor installation will be chosen by our potential clients. They have to arrange the leasing advertising space and install their monitors. We can recommend a technician who can assist them with the installation and who will charge them for his service. Our potential customers will be required to execute advertising contracts with us, and we will advice them in the purchase of television/monitor and a small server that will act as a “receiver box”, that are compatible with our system. Our potential clients will be required to provide to us an HD television such as an LCD or Plasma televisions or monitor, and any computer (receiver box) which must support Windows XP or Windows Vista. All these equipment will belong to our customers. At our office we will have our main server, which will act as an “uploader box”. It will be connected to our office network and the Internet to download client’s listings in real time from our website. The brokers’ listings will be automatically downloaded from our main server to the receiver boxes and shown on their displays located at their locations. The listings advertizing will include the contact information of brokers and agencies, their logos, company names and other information as requested by the clients. Advertisements will also contain photo galleries, logos, and broker’s pictures.  Our customers will choose the quantity and locations for the monitors.

We have not generated any revenues and the only operation we have engaged in is the development of a business plan and execution of the two Real Estate Listing Advertising Agreements.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “LMTS”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of February 29, 2012, no shares of our common stock have traded.

Number of Holders

As of February 29, 2012, the 5,540,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended February 29, 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

 (A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

Balance Sheets as of February 29, 2012 and February 28, 2011

Statements of Expenses for the year ended February 29, 2012; and the periods from inception (January 20, 2011)

to February 28, 2011 and February 29, 2012

Statement of Stockholders’ Equity from inception (January 20, 2011) to February 29, 2012

Statements of Cash Flows for the year ended February 29, 2012; and the periods from inception (January 20, 2011)

to February 28, 2011 and February 29, 2012

Notes to the Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Lambent Solutions Corporation

(A Development Stage Company)

Laval, Quebec Canada

We have audited the accompanying balance sheets of Lambent Solutions Corporation (A Development Stage Company) (the “Company”) as of February 29, 2012 and February 28, 2011, and the related statements of expenses, stockholder’s equity and cash flows for the year ended February 29, 2012 and for the periods from January 20, 2011 (inception) through February 28, 2011 and February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years then ended and for the periods from January 20, 2011 (inception) through February 28, 2011 and February 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenue. This condition raises significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 2, 2012

LAMBENT SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	FEBRUARY 29, 2012	FEBRUARY 28, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 7,084	$ 7,963
Prepaid Expenses	2,926	-
TOTAL CURRENT ASSETS	10,010	7,963
TOTAL ASSETS	$ 10,010	$ 7,963
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Loans from related party - Director	$ 4,156	$ 4,156
Total current liabilities	4,156	4,156
TOTAL LIABILITIES	4,156	4,156
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,540,000 and 4,500,000 shares issued and outstanding, respectively	5,540	4,500
Additional paid-in-capital	19,760	-
Deficit accumulated during the development stage	(19,446)	(693)
TOTAL STOCKHOLDERS’ EQUITY	5,854	3,807
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 10,010	$ 7,963

The accompanying notes are an integral part of these audited financial statements.

LAMBENT SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF EXPENSES
	YEAR ENDED FEBRUARY 29, 2012	From Inception (JANUARY 20, 2011) to FEBRUARY 28, 2011	From Inception (JANUARY 20, 2011) to FEBRUARY 29, 2012

Expenses
General and administrative expenses	18,753	693	19,446
Total Expense	18,753	693	19,446
Net loss	$ (18,753)	$ (693)	$ (19,446)
Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	5,239,149	787,500

The accompanying notes are an integral part of these audited financial statements.

LAMBENT SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total
Balance at inception	-	$ -	$ -	$ -	$ -
February 22, 2011
Common shares issued for cash at $0.001	4,500,000	4,500	-	-	4,500
Net loss				(693)	(693)
Balance as of February 28, 2011	4,500,000	4,500	-	(693)	3,807
Common shares issued for cash at $0.02	1,040,000	1,040	19,760	-	20,800
Net loss				(18,753)	(18,753)
Balance as of February 29, 2012	5,540,000	$ 5,540	$ 19,760	$ (19,446)	$ 5,854

The accompanying notes are an integral part of these audited financial statements.

LAMBENT SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY) SATEMENTS OF CASH FLOWS
	YEAR ENDED FEBRUARY 29, 2012	From Inception (JANUARY 20, 2011) to FEBRUARY 28, 2011	From Inception (JANUARY 20, 2011) to FEBRUARY 29, 2012
OPERATING ACTIVITIES
Net loss	$ (18,753)	$ (693)	$ (19,446)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	(2,926)		(2,926)
Net cash used in operating activities	(21,679)	(693)	(22,372)
FINANCING ACTIVITIES
Loans from related party - Director	-	4,156	4,156
Sale of common stock	20,800	4,500	25,300
Net cash provided by financing activities	20,800	8,656	29,456
Net increase in cash and equivalents	(879)	7,963	7,084
Cash and equivalents at beginning of the period	7,963	-	-
Cash and equivalents at end of the period	$ 7,084	$ 7,963	$ 7,084
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
NON-CASH ACTIVITIES	$ -	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

LAMBENT SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS OPERATIONS and GOING CONCERN

Lambent Solutions Corp (“we”, “our” or the “Company”) was founded in the state of Nevada on January 20, 2011. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification 915-205 "Development-Stage Entities.”  Since inception through February 29, 2012, the Company has not generated any revenue and has accumulated losses of $19,446. We are a Montreal-based company and intend to provide service in advertising of Real Estate listings in Canada.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $19,446 as of February 29, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash equivalents

For purposes of the Statement of Cash Flows the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

3. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On February 22, 2011, the Company issued 4,500,000 common shares at $0.001 per share to its sole Director for $4,500.

For the year ended February 29, 2012 the Company sold 1,040,000 common shares at $0.02 per share to various investors, for gross proceeds of $20,800.

As of February 29, 2012 the Company had 5,540,000 shares of common stock issued and outstanding.

4. RELATED PARTY TRANSACTIONS

As at February 29, 2012, the Company is indebted to the director of the Company for the amount of $4,156.  The amount is due on demand, non-interest bearing and unsecured.

5. INCOME TAXES

As of February 29, 2012, the Company had net operating loss carry forwards of $19,446 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets are as follows at February 29, 2012 and February 28, 2011.

	Year Ended	Year Ended
	February 29, 2012	February 28, 2011
Deferred tax assets:
Net operating loss carry forward	$ 6,806	$ 243
Less: valuation allowance	(6,806)	(243)
Net deferred tax assets	$ -	$ -

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED FEBRUARY 29, 2012 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 2011.

Our net loss for the fiscal year ended February 29, 2012 was $18,753 compared to a net loss of $693  for the period from Inception (January 20, 2011) to February 28, 2011. During fiscal year ended February 29, 2012, the Company did not generate any revenue.

During the fiscal year ended February 29, 2012, we incurred general and administrative expenses of $18,753compared to $693 incurred during the period from Inception (January 20, 2011) to February 28, 2011.  These expenses incurred during the fiscal year ended February 29, 2012 consisted of: bank charges of $42 (2011:  $0); professional fees of $11,162 (2011: $-0-); and miscellaneous charges of $7,549 (2011: $693).

Expenses incurred  during  fiscal year ended February 29, 2012  compared to fiscal year ended February 28, 2011  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  5,239,000 for the fiscal year ended February 29, 2012 compared to 787,500  for the fiscal year ended February 28, 2011.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED FEBRUARY 29, 2012

As of February 29, 2012, our current assets were $10,010 and our total liabilities were $4,156. As of February 29, 2012, current assets were comprised of $7,084  in cash and  $2,926  in prepaid expenses. As of February 29, 2012, total liabilities were comprised of $4,156 in loans from related parties.

As of February 29, 2012, our total assets were $10,010 comprised entirely of current assets.  Stockholders’ equity increased from $3,807 as of February 28, 2011 to $5,854 as of February 29, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended February 29, 2012, net cash flows used in operating activities was $21,679 consisting of a net loss of $18,753 and increase in prepaid expenses of $2,926. Net cash flows used in operating activities was $22,372 for the period from inception (January 20, 2011) to February 29, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended February 29, 2012 net cash provided by financing activities was $20,800, received from proceeds from issuance of common stock.  For the period from inception (January 20, 2011) to February 29, 2012, net cash provided by financing activities was $29,456 received from proceeds from issuance of common stock and loan from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our February 29, 2012 and February 28, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

An evaluation was conducted under the supervision and with the  participation of our management, including Ms. Irina Dondikova,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  February 29, 2012.  Based  on  that evaluation,  Ms. Dondikova concluded that our disclosure  controls and procedures were  effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain  "disclosure  controls and  procedures,"  as such term is defined in Rule 13a-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act"), that are  designed to ensure that  information required to be  disclosed in our Exchange Act reports is recorded, processed,  summarized and reported within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms,  and that  such  information  is  accumulated  and  communicated  to our management,  including our Chief Executive  Officer/Chief  Financial Officer, as appropriate,  to  allow  timely  decisions  regarding required  disclosure.  We conducted an evaluation (the  "Evaluation"),  under the supervision and with the participation  of our Chief  Executive  Officer/Chief  Financial  Officer of the effectiveness  of the  design and  operation  of our  disclosure  controls  and procedures  ("Disclosure  Controls") as of the end of the period covered by this report  pursuant to Rule  13a-15 of the  Exchange  Act.  The  evaluation  of our disclosure controls and procedures included a review of the disclosure controls' and  procedures' objectives,  design,  implementation  and  the  effect  of the controls and procedures on the information generated for use in this report. In the  course of our  evaluation,  we  sought to  identify  data  errors, control problems or acts of fraud and to confirm the appropriate  corrective actions, if any, including process improvements,  were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this Annual report, our disclosure controls and procedures were not effective and were not operating at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

-   The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.

-    Lack of a formal review process that includes multiple levels of review, resulting in adjustments related to accounts payable and investments.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of February 29, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Irina Dondikova 400 St-Martin West Blvd., Suite 350 Laval, QC H7M 3Y8 Canada	30	President, Secretary, Treasurer and Director

Biographical Information and Background of officer and director

Ms. Dondikova has acted as our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on January 20, 2011.  In 2004-2005, Irina Dondikova went to College "Chambre Immobilière du Grand Montréal" to study a Real Estate Agent program.  She obtained a “Certificate Real Estate Broker D6613AA”. Thereafter, from May 2005 till February 2010 she worked as a real estate agent at "Group Sutton Excellence Inc." Since June 2008 to July 2009 she studied at College "Chambre Immobilière du Grand Montréal" to complete the Real Estate Certified Broker course. After the completion she obtained “Certificate Certified Real Estate Broker F0439CA”. In  February 2010 she opened her own Real Estate Agency, Casa Bella Realty Inc., and she has been working as a President/Chief Executive Officer of Casa Bella Realty Inc,.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on January 20, 2011  to February 29, 2012 (our fiscal year end) and subsequent thereto to the date of this prospectus.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Irina Dondikova, President, Treasurer and Secretary
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of February 29, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of February 29, 2012 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Irina Dondikova 400 St-Martin West Blvd., Suite 350 Laval, QC H7M 3Y8 Canada	4,500,000 shares of common stock	81.23%

The percent of class is based on 5,540,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended February 29, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended February 29, 2012, we incurred  approximately  $7,600 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1  Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

31.2    Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMBENT SOLUTIONS CORP.
Dated: May 4, 2012	By: /s/ Irina Dondikova
Irina Dondikova, President and Chief Executive Officer and Chief Financial Officer