Form 10-Q
period 2012-05-31
LAMBENT SOLUTIONS CORP.
filed 2012-07-05
CIK 1512983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  333-172842

LAMBENT SOLUTIONS CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7310 Primary Standard Industrial Classification Code Number	33-1219888 IRS Employer Identification Number

Juldyz district 18, Suite 350

Almaty, Kazakhstan 050049

Tel. 0117 707-821-2794

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,540,000 as of July 5, 2012.

LAMBENT SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Unaudited)
	MAY 31, 2012	FEBRUARY 29, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,223	$ 7,084
Prepaid Expenses	926	2,926
TOTAL CURRENT ASSETS	2,149	10,010
TOTAL ASSETS	$ 2,149	$ 10,010
LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
CURRENT LIABILITIES
Loans from related party - Director	$ 11,362	$ 4,156
Total current liabilities	11,362	4,156
TOTAL LIABILITIES	11,362	4,156
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,540,000 shares issued and outstanding	5,540	5,540
Additional paid-in-capital	19,760	19,760
Deficit accumulated during the development stage	(34,513)	(19,446)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,213)	5,854
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 2,149	$ 10,010

The accompanying notes are an integral part of these unaudited financial statements.

LAMBENT SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF EXPENSES (Unaudited)
	THREE MONTHS ENDED MAY 31, 2012	THREE MONTHS ENDED MAY 31, 2011	From Inception (JANUARY 20, 2011) to MAY 31, 2012

Expenses
General and administrative expenses	15,067	6,528	34,513
Total Expense	15,067	6,528	34,513
Net loss	$ (15,067)	$ (6,528)	$ (34,513)
Basic and Diluted Loss Per Common Share	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding	5,540,000	4,500,000

The accompanying notes are an integral part of these unaudited financial statements.

LAMBENT SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY) SATEMENTS OF CASH FLOWS (Unaudited)
	THREE MONTHS ENDED MAY 31, 2012	THREE MONTHS ENDED MAY 31, 2011	From Inception (JANUARY 20, 2011) to MAY 31, 2012
OPERATING ACTIVITIES
Net loss	$ (15,067)	$ (6,528)	$ (34,513)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	2,000	-	(926)
Net cash used in operating activities	(13,067)	(6,528)	(35,439)
FINANCING ACTIVITIES
Loans from related party - Director	7,206	-	11,362
Sale of common stock	-	-	25,300
Net cash provided by financing activities	7,206	-	36,662
Net increase in cash and equivalents	(5,861)	(6,528)	1,223
Cash and equivalents at beginning of the period	7,084	7,963	-
Cash and equivalents at end of the period	$ 1,223	$ 1,435	$ 1,223
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
NON-CASH ACTIVITIES	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

LAMBENT SOLUTIONS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. ORGANIZATION, BUSINESS OPERATIONS and GOING CONCERN

Lambent Solutions Corp (“we”, “our” or the “Company”) was founded in the state of Nevada on January 20, 2011. The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification 915-205 "Development-Stage Entities.”  Since inception through May 31, 2012, the Company has not generated any revenue and has accumulated losses of $34,513.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $34,513 as of May 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.  These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

3. RELATED PARTY TRANSACTIONS

As of May 31, 2012, the Company is indebted to its director for $11,362.  The amount is due on demand, non-interest bearing and unsecured.

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

THREE MONTH PERIOD ENDED MAY 31, 2012 COMPARED TO THE THREE MONTH PERIOD ENDED MAY 31, 2011

Our net loss for the three month period ended May 31, 2012 was $15,067 compared to a net loss of $6,528 for the three month period ended May 31, 2011. During the three month period ended May 31, 2012, we did not generate any revenue.

During the three month period ended May 31, 2012, we incurred general and administrative expenses of $15,067 compared to $6,528 incurred during the three month period ended May 31, 2011. General and administrative and professional fee expenses incurred during the three month period ended May 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 5,540,000 for the three month period ended May 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED MAY 31, 2012

As at May 31, 2012, our current assets were $2,149 compared to $10,010 in current assets at February 29, 2012. Current assets were comprised of $1,223 in cash and $926 in prepaid expenses. As at May 31, 2012, our current liabilities were $11,362. Current liabilities were comprised of $11,362 in loans from Director.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2012, net cash flows used in operating activities was $13,067 consisting of a net loss of $15,067 and decrease in prepaid expenses of $2,000. Net cash flows used in operating activities was $6,528 for the three month period ended May 31, 2011.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended May 31, 2012 nnet cash provided by financing activities was $7,206, received from the loan from Director.  For the period from inception (January 20, 2011) to May 31, 2012, net cash provided by financing activities was $36,662 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of May 31, 2012, we had no material commitments.

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

GOING CONCERN

The independent auditors' audit report accompanying our February 29, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LAMBENT SOLUTIONS CORP.
Dated: July 5, 2012	By: /s/ Irina Dondikova
Irina Dondikova, President and Chief Executive Officer and Chief Financial Officer