Form 10-Q
period 2012-08-31
USA InvestCo Holdings, Inc.
filed 2012-10-22
CIK 1512983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-172842

USA InvestCo Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-1219888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 North 3rd St, Suite 301 Wilmington, NC	28401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (910) 251-6160

Not Applicable.

(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,540,000 as of October 22, 2012.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to USA InvestCo Holdings, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Balance Sheets

	August 31, 2012	February 29, 2012
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$7,084
Prepaid Expense	-	2,926
Total Assets	$-	$10,010

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$399	$-
Note Payable - Related Party	-	4,156
Total Liabilities	399	4,156

Commitments and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value; 75,000,000 shares authorized, 5,540,000 shares and 5,540,000 shares issued and outstanding, respectively	5,540	5,540
Additional paid-in capital	54,838	19,760
Deficit accumulated during the development stage	(60,777)	(19,446)
Total Stockholders' Deficiency	(399)	5,854

Total Liabilities and Stockholders' Deficiency	$-	$10,010

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from January 20, 2011
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011	(Inception) to August 31, 2012
Operating Expenses
Professional fees	$23,200	$-	$25,500	$-	$25,500
General and administrative	3,064	4,171	15,831	10,699	35,277
Total Operating Expenses	26,264	4,171	41,331	10,699	60,777

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(26,264)	(4,171)	(41,331)	(10,699)	(60,777)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(26,264)	$(4,171)	$(41,331)	$(10,699)	$(60,777)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,540,000	5,327,717	5,540,000	4,913,859

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficiency

For the period from January 20, 2011 (Inception) to August 31, 2012

(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during the	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance January 20, 2011	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founders ($0.001 per share)	-	-	4,500,000	4,500	-	-	4,500

Net loss for the period January 20, 2011 (Inception) to February 28, 2011	-	-	-	-	-	(693)	(693)

Balance, February 28, 2011	-	-	4,500,000	4,500	-	(693)	3,807

Common stock issued for cash at $0.02 per share	-	-	1,040,000	1,040	19,760	-	20,800

Net loss for the year ended February 29, 2012	-	-	-	-	-	(18,753)	(18,753)

Balance, February 29, 2012	-	-	5,540,000	5,540	19,760	(19,446)	5,854

In kind contribution of services	-	-	-	-	1,500	-	1,500

Loans forgiven by principal stockholders	-	-	-	-	12,378	-	12,378

Payment of accounts payable by a related party on Company's behalf	-	-	-	-	21,200	-	21,200

Net loss for the six months ended August 31, 2012	-	-	-	-	-	(41,331)	(41,331)

Balance, August 31, 2012	-	$-	5,540,000	$5,540	$54,838	$(60,777)	$(399)

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended		For the period from January 20, 2011
	August 31, 2012	August 31, 2011	(Inception) to August 31, 2012
Cash Flows Used in Operating Activities:
Net Loss	$(41,331)	$(10,699)	$(60,777)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,500	-	1,500
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	2,926	(6,926)	-
Increase in accounts payable and accrued expenses	399	-	399
Net Cash Used In Operating Activities	(36,506)	(17,625)	(58,878)

Cash Flows From Financing Activities:
Contribution of capital by principal stockholder	21,200	-	21,200
Proceeds from note payable- Related party	8,222	-	12,378
Proceeds from issuance of common stock, net of offering costs	-	20,800	25,300
Net Cash Provided by Financing Activities	29,422	20,800	58,878

Net Increase (Decrease) in Cash	(7,084)	3,175	-

Cash at Beginning of Period	7,084	7,963	-

Cash at End of Period	$-	$11,138	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

On July 25, 2012, the Company's former principal stockholder forgave loans of $12,378 upon completion of the change in control. The forgiven loans were treated as contribution .

See accompanying notes to condensed unaudited financial statements

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF AUGUST 31, 2012

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation.

USA InvestCo Holdings, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on January 20, 2011 under the name of Lambent Solutions Corp.

On July 25, 2012, the Company entered into a Stock Purchase Agreement (the “SPA”) with the former sole director and officer of the Company (the “Seller”), and the current sole director and officer (the “Purchaser”), under which the Purchaser purchased 4,500,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), for an aggregate purchase price of $126,000, payable in full to the Seller (a “Change of Control”). The Shares represent all of the Seller’s interest in and to any securities of the Company, and make up 81.227% of the issued and outstanding shares of common stock of the Company. The SPA closed and the Change of Control occurred on July 25, 2012.

In connection with the Change of Control, on September 5, 2012, the Company amended its Articles of Incorporation to change its name to USA InvestCo Holdings, Inc.

The Company previously offered an advertising system for real estate brokers and agents. The Company has ceased operations in this area in anticipation of a potential merger with USA Holdings, Inc. The Company has not entered into any definitive agreement with USA Holdings, Inc. as of the date hereof. The Company does not currently have any operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include the valuation of deferred taxes assets and the valuation of in kind contribution of services and interest. Actual results could differ from those estimates.

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF AUGUST 31, 2012

(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2012 and February 29, 2012, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of August 31, 2012 and 2011 there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carryingamounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF AUGUST 31, 2012

(UNAUDITED)

(H) Recent Accounting Pronouncements

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for reporting periods beginning after September 15, 2012.

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

NOTE 2	STOCKHOLDERS’EQUITY

(A) In-Kind Contribution

For the six months ended August 31, 2012, a shareholder of the Company contributed services having a fair value of $1,500 (See Note 4).

(B) Stock Issued for Cash

On February 22, 2011, the Company issued 4,500,000 shares of common stock to its sole director having a fair value of $4,500 ($0.001/share) in exchange for services (See Note 4).

For the year ended February 29, 2012 the Company sold 1,040,000 common shares at $0.02 per share to various investors, for gross proceeds of $20,800.

The authorized capital of the Company is 75,000,000 common shares with a par value of $0.001 per share.

(C) Change of Control and Name Change

On July 25, 2012, the Company entered into a Stock Purchase Agreement (the “SPA”) with the former sole director and officer of the Company (the “Seller”), and the current sole director and officer (the “Purchaser”), under which the Purchaser purchased 4,500,000 shares of common stock, par value $0.001 per share, of the Company, constituting 81.227% of the issued and outstanding shares of common stock of the Company. The SPA closed and the Change of Control occurred on July 25, 2012.

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF AUGUST 31, 2012

(UNAUDITED)

On September 5, 2012, the Company amended its Articles of Incorporation to change its name to USA InvestCo Holdings, Inc.

(D) Expenses paid on Company’s’ behalf

During the six months ended August 31, 2012, the former controlling stockholders(prior to the Purchase Agreement) paid $21,200 of accounts payable and forgave a related party note payable of $12,378 on the Company’s behalf. The $33,578 was recorded as an in kind contribution of capital (See Notes 3 and 4).

NOTE 3	NOTE PAYABLE – RELATED PARTY

During the six months ended August 31, 2012, the former controlling stockholders forgave loans of $12,378 and this was recorded by the Company as contributed capital (See Note 4).

During the six months ended August 31, 2012 the Company received $8,222 from a former principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 4). As of February 29, 2012, the Company was indebted to the director of the Company for the amount of $4,156. The amount is due on demand, non-interest bearing and unsecured (See Note 4). The total of these two loans equals $12,378 and was subsequently forgiven as noted above.

NOTE 4	RELATED PARTY TRANSACTIONS

For the six months ended August 31, 2012, a shareholder of the Company contributed services having a fair value of $1,500 (See Note 2(A)).

During the six months ended August 31, 2012, the former controlling stockholder (prior to the Purchase Agreement) forgave loans of $12,378 and this was recorded by the Company as contributed capital (See Note 3).

During the six month ended August 31, 2012 the Company received $8,222 from a former principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 2(A)). As of February 29, 2012, the Company was indebted to the director of the Company for the amount of $4,156. The amount is due on demand, non-interest bearing and unsecured (See Note 3). The total of these two loans equals $12,378 and was subsequently forgiven as noted above.

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF AUGUST 31, 2012

(UNAUDITED)

On February 22, 2011, the Company issued 4,500,000 shares of common stock to its sole Directorhaving a fair value of $4,500 ($0.001/share) in exchange for services (See Note 2 (B)).

NOTE 5	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, used cash in operations of $58,878 from inception and has a net loss since inception of $60,777. There is also a working capital and stockholders’ deficiency of $399. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6	SUBSEQUENT EVENTS

On September 5, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Name Change”) with the Secretary of State of the State of Nevada to change its name from “Lambent Solutions Corp.” to “USA InvestCo Holdings, Inc.”

The Name Change was effected in connection with the Company’s potential business combination with USA Holdings, Inc., a land development company that is primarily focused on projects in the coastal regions of North Carolina. The Company has not entered into any definitive agreement with USA Holdings, Inc. as of the date hereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were incorporated in the State of Nevada on January 20, 2011 as Lambent Solutions Corporation. On July 25, 2012, the Company entered into a Stock Purchase Agreement (the “SPA”) with Irina Dondikova, the former sole director and officer of the Company (the “Seller”), and Charles Schoninger (the “Purchaser”), under which the Purchaser purchased 4,500,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), for an aggregate purchase price of $126,000, payable in full to the Seller (a “Change of Control”). The Shares represent all of the Seller’s interest in and to any securities of the Company, and make up 81.227% of the issued and outstanding shares of common stock of the Company. The SPA closed and the Change of Control occurred on July 25, 2012.

On September 5, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Name Change”) with the Secretary of State of the State of Nevada to change its name from “Lambent Solutions Corp.” to “USA InvestCo Holdings, Inc.”

The Name Change was effected in connection with the Company’s potential business combination with USA Holdings, Inc., a land development company that is primarily focused on projects in the coastal regions of North Carolina. The first project of USA Holdings, Inc. is a waterfront project in Wilmington, NC that includes a 200 ship marina, a hotel and restaurant. The second project being contemplated is a cold storage food facility at the Port of Wilmington. USA Holdings, Inc. is considering other similar projects in the area.

The Company has not entered into any definitive agreement with USA Holdings, Inc. as of the date hereof. Up until the sale of the Company in the Change of Control, the Company offered an advertising system for real estate brokers and agents. The Company has ceased operations in this area in anticipation of the potential merger with USA Holdings, Inc.

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

Six Month Period Ended August 31, 2012 Compared to the Six Month Period Ended August 31, 2011

Our net loss for the six month period ended August 31, 2012 was $41,331 compared to a net loss of $10,699 for the six month period ended August 31, 2011. During the six month period ended August 31, 2012, we did not generate any revenue.

During the six month period ended August 31, 2012, we incurred general and administrative expenses of $15,831 compared to $10,699 incurred during the six month period ended August 31, 2011. General and administrative and professional fee expenses incurred during the six month period ended August 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

During the six month period ended August 31, 2012, we incurred professional fees and expenses of $25,500, as opposed to no professional fees expenses during the six month period ended August 31, 2011. The increase in the loss in the six month period ended August 31, 2012 as opposed to the six month period ended August 31, 2011 can be largely attributed to the added professional fees expense as a result of us becoming an SEC reporting company.

The weighted average number of shares outstanding was 5,540,000 for the six month period ended August 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended August 31, 2012

As of August 31, 2012, our current assets were $0, compared to $10,010 in current assets at February 29, 2012. As of August 31, 2012, our current liabilities were $399, compared to $4,156 in current liabilities at February 29, 2012. Current liabilities were comprised of $399 in accounts payable at August 31, 2012, and comprised of $4,156 in a related party note payable at February 29, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2012, net cash flows used in operating activities was $36,506 consisting of a net loss of $41,331, an in-kind contribution of services of $1,500, a decrease in prepaid expenses of $2,926, and an increase in accounts payable and accrued expenses of $399. Net cash flows used in operating activities was $17,625 for the Six Month Period ended August 31, 2011, consisting of a net loss of $10,699 and an increase in prepaid expenses of $6,926.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the six month period ended August 31, 2012 net cash provided by financing activities was $ 29,422, consisting of a capital contribution from Charles Schoninger, our principal stockholder, of $21,200, and proceeds from a related party note payable of $8,222. For the six month period ended August 31, 2011 net cash provided by financing activities was $ 20,800, consisting of proceeds from the issuance of common stock. For the period from inception (January 20, 2011) to August 31, 2012, net cash provided by financing activities was $ 58,878.

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

GOING CONCERN

The Company is in the development stage with limited operations, and has not earned any revenues and has had a net loss since inception (January 20, 2011) to August 31, 2012 of $60,777. The Company has a stockholders’ deficiency of $399 at August 31, 2012. The Company had no assets at August 31, 2012.

The Company’s former independent auditors, MaloneBailey, LLP, provided an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the year ended February 29, 2012. The financial statements were prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through loans as well as the sale of equity or debt securities. We do not currently have any arrangements in place for any future equity financing or loans from our directors or unrelated parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore not required to provide this information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA INVESTCO HOLDINGS, INC.

Date: October 22, 2012	By:	/s/ Charles Schnoninger
Charles Schoninger, President
Chief Executive Officer, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) and Director

