Form 10-Q
period 2012-11-30
USA InvestCo Holdings, Inc.
filed 2013-01-18
CIK 1512983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012

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

(910) 251-6160

Registrant’s telephone number, including area code

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,540,000 as of January 18, 2013.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Balance Sheets

ASSETS
	November 30, 2012	February 29, 2012
	(Unaudited)

Current Assets
Cash	$-	$7,084
Prepaid Expense	-	2,926
Total Assets	$-	$10,010

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$20,017	$-
Note Payable - Related Party	2,014	4,156
Total Liabilities	22,031	4,156

Commitments and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value; 75,000,000 shares authorized, 5,540,000 shares and 5,540,000 shares issued and outstanding, respectively	5,540	5,540
Additional paid-in capital	62,552	19,760
Deficit accumulated during the development stage	(90,123)	(19,446)
Total Stockholders' Deficiency	(22,031)	5,854

Total Liabilities and Stockholders' Deficiency	$-	$10,010

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed  Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from January 20, 2011
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011	(Inception) to November 30, 2012
Operating Expenses
Professional fees	$16,010	$-	$41,510	$-	$41,510
General and administrative	13,336	4,000	29,167	14,699	48,613
Total Operating Expenses	29,346	4,000	70,677	14,699	90,123

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(29,346)	(4,000)	(70,677)	(14,699)	(90,123)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(29,346)	$(4,000)	$(70,677)	$(14,699)	$(90,123)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,540,000	5,540,000	5,540,000	5,094,364

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

 Condensed Statement of Changes in Stockholders' Deficiency

For the period from January 20, 2011 (Inception) to November 30, 2012

(Unaudited)

						Deficit
	Preferred stock		Common stock		Additional	accumulated during the	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Deficiency

Balance January 20, 2011	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founders ($0.001 per share)	-	-	4,500,000	4,500	-	-	4,500

Net loss for the period January 20, 2011 (Inception) to February 28, 2011	-	-	-	-	-	(693)	(693)

Balance, February 28, 2011	-	-	4,500,000	4,500	-	(693)	3,807

Common stock issued for cash at $0.02 per share	-	-	1,040,000	1,040	19,760	-	20,800

Net loss for the year ended February 29, 2012	-	-	-	-	-	(18,753)	(18,753)

Balance, February 29, 2012	-	-	5,540,000	5,540	19,760	(19,446)	5,854

In kind contribution of services	-	-	-	-	9,214	-	9,214

Loans forgiven by principal stockholders	-	-	-	-	12,378	-	12,378

Payment of accounts payable by a related party on Company's behalf	-	-	-	-	21,200	-	21,200

Net loss for the nine months ended November 30, 2012	-	-	-	-	-	(70,677)	(70,677)

Balance, November 30, 2012	-	$-	5,540,000	$5,540	$62,552	$(90,123)	$(22,031)

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

 Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended		For the period from January 20, 2011
	November 30, 2012	November 30, 2011	(Inception) to November 30, 2012
Cash Flows Used in Operating Activities:
Net Loss	$(70,677)	$(14,699)	$(90,123)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	9,214	-	9,214
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	2,926	(4,926)	-
Increase in accounts payable and accrued expenses	20,017	-	20,017
Net Cash Used In Operating Activities	(38,520)	(19,625)	(60,892)

Cash Flows From Financing Activities:
Contribution of capital by principal stockholder	21,200	-	21,200
Proceeds from note payable- Related party	10,236	-	14,392
Proceeds from issuance of common stock, net of offering costs	-	20,800	25,300
Net Cash Provided by Financing Activities	31,436	20,800	60,892

Net Increase (Decrease) in Cash	(7,084)	1,175	-

Cash at Beginning of Period	7,084	7,963	-

Cash at End of Period	$-	$9,138	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

On July 25, 2012, the Company's former principal stockholder forgave loans of $12,378 upon completion of the change in control.  The forgiven loans were treated as a contribution of capital.

See accompanying notes to condensed unaudited financial statements

USA INVESTCO HOLDINGS, INC.

(f/k/a LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	3	CONDENSED BALANCE SHEETS AS OF NOVEMBER 30, 2012, (UNAUDITED) AND AS OF FEBRUARY 29, 2012

PAGE	4	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011 AND FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO NOVEMBER 30, 2012 (UNAUDITED)

PAGE	5	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO NOVEMBER 30, 2012 (UNAUDITED)

PAGE	6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011 AND FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO NOVEMBER 30, 2012 (UNAUDITED)

PAGES	8 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2012

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

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2012

(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At November 30, 2012 and February 29, 2012, the Company had cash equivalents of $0 and $7,084, respectively

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of November 30, 2012 and 2011 there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(H) Recent Accounting Pronouncements

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2012

(UNAUDITED)

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

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1,2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

NOTE 2 STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the three months ended November 30, 2012, the shareholder of the Company contributed services having a fair value of $7,714 (See Note 4).

For the nine months ended November 30, 2012, the former shareholder of the Company contributed services having a fair value of $1,500 (See Note 4).

(B) Stock Issued for Cash

On February 22, 2011, the Company issued 4,500,000 shares of common stock to its sole director having a fair value of $4,500 ($0.001/share) in exchange for cash (See Note 4).

For the year ended February 29, 2012 the Company sold 1,040,000 common shares at $0.02 per share to various investors, for gross proceeds of $20,800.

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

(C) Amendment to Articles of Incorporation

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2012

(UNAUDITED)

On September 5, 2012, the Company amended its Articles of Incorporation to change its name to USA Investco Holdings, Inc.

(D) Expenses paid on Company’s’ behalf

During the nine months ended November 30, 2012, the former controlling stockholders (prior to the Purchase Agreement) paid $21,200 of accounts payable and forgave a related party note payable of $12,378 on the Company’s behalf. The $33,578 was recorded as an in kind contribution of capital (See Notes 3 and 4).

NOTE 3 NOTE PAYABLE – RELATED PARTY

During the nine months ended November 30, 2012 the Company received $2,014 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 4).

During the nine months ended November 30, 2012, the former controlling stockholders forgave loans of $12,378 and this was recorded by the Company as contributed capital (See Note 4).

During the nine months ended November 30, 2012 the Company received $8,222 from a former principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 4). As of February 29, 2012, the Company was indebted to the director of the Company for the amount of $4,156. The amount is due on demand, non-interest bearing and unsecured (See Note 4). The total of these two loans equals 12,378 and was subsequently forgiven as noted above.

NOTE 4 RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2012 the Company received $2,014 from a principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 3).

For the three months ended November 30, 2012, the shareholder of the Company contributed services having a fair value of $7,714 (See Note 2(A)).

For the nine months ended November 30, 2012, the former shareholder of the Company contributed services having a fair value of $1,500 (See Note 2(A)).

During the nine months ended November 30, 2012, the former controlling stockholder (prior to the Purchase Agreement) forgave loans of $12,378 and this was recorded by the Company as contributed capital (See Note 3).

During the nine month ended November 30, 2012 the Company received $8,222 from a former principal stockholder. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand (See Note 2(A)). As of February 29, 2012, the Company was indebted to the director of the Company for the amount of $4,156. The amount is due on demand, non-interest bearing and unsecured (See Note 3). The total of these two loans equals $12,378 and was subsequently forgiven as noted above.

On February 22, 2011, the Company issued 4,500,000 shares of common stock to its sole Director having a fair value of $4,500 ($0.001/share) in exchange for cash (See Note 2 (B)).

NOTE 5 GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, used cash in operations of $60,892 from inception and has a net loss since inception of $90,123. There is also a working capital and stockholders’ deficiency of $22,031. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through shareholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company has not entered into any definitive agreement with USA Holdings, Inc. as of the date hereof. Up until the sale of the Company in the Change of Control, the Company offered an advertising system for real estate brokers and agents. The Company has ceased operations in this area in anticipation of the potential merger with USA InvestCo Holdings, Inc.

Results of Operations

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

Three Month Period Ended November 30, 2012 Compared to the Three Month Period Ended November 30, 2011

Our net loss for the three month period ended November 30, 2012 was $29,346 compared to a net loss of $4,000 for the three month period ended November 30, 2011. During the three month period ended November 30, 2012, we did not generate any revenue.

During the three month period ended November 30, 2012, we incurred general and administrative expenses of $13,336 compared to $4,000 incurred during the three month period ended November 30, 2011. General and administrative incurred during the three month period ended November 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

During the three month period ended November 30, 2012, we incurred professional fees of $16,010, as opposed to no professional fees during the three month period ended November 30, 2011. The increase in the loss in the three month period ended November 30, 2012 as opposed to the three month period ended November 30, 2011 can be largely attributed to the added professional fees expense as a result of us maintaining our status as an SEC reporting company.

The weighted average number of shares outstanding was 5,540,000 for the three month period ended November 30, 2012.

Nine Month Period Ended November 30, 2012 Compared to the Nine Month Period Ended November 30, 2011

Our net loss for the nine month period ended November 30, 2012 was $70,677 compared to a net loss of $14,699 for the nine month period ended November 30, 2011. During the nine month period ended November 30, 2012, we did not generate any revenue.

During the nine month period ended November 30, 2012, we incurred general and administrative expenses of $29,167 compared to $14,699 incurred during the nine month period ended November 30, 2011. General and administrative expenses incurred during the nine month period ended November 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

During the nine month period ended November 30, 2012, we incurred professional fees of $41,510, as opposed to no professional fees during the nine month period ended November 30, 2011. The increase in the loss in the nine month period ended November 30, 2012 as opposed to the nine month period ended November 30, 2011 can be largely attributed to the added professional fees expense as a result of us maintaining our status as an SEC reporting company.

The weighted average number of shares outstanding was 5,540,000 for the nine month period ended November 30, 2012.

Liquidity and Capital Resources

Nine month period Ended November 30, 2012

As of November 30, 2012, our current assets were $0, compared to $10,010 in current assets at February 29, 2012. As of November 30, 2012, our current liabilities were $22,031, compared to $4,156 in current liabilities at February 29, 2012. Current liabilities were comprised of $22,017 in accounts payable and $2,014 in related party notes payable at November 30, 2012, and comprised of $4,156 in a related party note payable at February 29, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2012, net cash flows used in operating activities was $38,520 consisting of a net loss of $70,677, an in-kind contribution of services of $9,214, a decrease in prepaid expenses of $2,926, and an increase in accounts payable and accrued expenses of $20,017. Net cash flows used in operating activities was $19,625 for the Nine month period ended November 30, 2011, consisting of a net loss of $14,699 and an increase in prepaid expenses of $4,926.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the nine month period ended November 30, 2012 net cash provided by financing activities was $31,436, consisting of a capital contribution from Charles Schoninger, our principal stockholder, of $21,200, and proceeds from a related party note payable of $10,236. For the nine month period ended November 30, 2011 net cash provided by financing activities was $20,800, consisting of proceeds from the issuance of common stock. For the period from inception (January 20, 2011) to November 30, 2012, net cash provided by financing activities was $60,892.

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

Going Concern

The Company is in the development stage with limited operations, and has not earned any revenues and has had a net loss since inception (January 20, 2011) to November 30, 2012 of $90,123. The Company has a stockholders’ deficiency of $22,031 at November 30, 2012. The Company had no assets at November 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‟Exchange Act”)) as of the end of the period covered by this report.  Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on the evaluation as of November 30, 2012, for the reasons set forth below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2012, the Company determined that there were control deficiencies that constituted the following material weakness:

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

USA INVESTCO HOLDINGS, INC.

Date: January 18, 2013	By:	/s/ Charles Schoninger
Charles Schoninger, President
Chief Executive Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer) and Director

