Form 10-K
period 2013-02-28
USA InvestCo Holdings, Inc.
filed 2013-06-13
CIK 1512983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-172842

USA InvestCo Holdings, Inc.

( Exact name of registrant as specified in its charter )

Nevada	33-1219888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

720 North 3rd St., Suite 301

Wilmington, NC 28401

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code :  (910) 251-6160

Securities registered under Section 12(b) of the Act:

(Title of class)

None

Securities registered under Section 12(g) of the Act:

(Title of class)

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.	☐	Accelerated filer.	☐
Non-accelerated filer.	☐	Smaller reporting company.	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☑  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, August 31, 2012: $0

Number of the issuer’s common stock outstanding as of June 13, 2013:  5,540,000

Documents incorporated by reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

Item 1.       Business

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

The Name Change was effected in connection with the Company’s potential business combination with USA InvestCo, LLC. a land development company that is primarily focused on projects in the coastal regions of North Carolina. The first project of USA InvestCo, LLC is a waterfront project in Wilmington, NC that includes a 200 ship marina, a hotel and restaurant. The second project being contemplated is a cold storage food facility at the Port of Wilmington. USA InvestCo, LLC is considering other similar projects in the area.

The Company has not entered into any definitive agreement with USA InvestCo, LLC as of the date hereof. Up until the sale of the Company and the Change of Control, the Company offered an advertising system for real estate brokers and agents. The Company has ceased operations in this area in anticipation of the potential merger with USA InvestCo, LLC.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

Employees

We do not currently have any employees other than our sole officer and director.

Item 1A.   Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

Our principal executive office is located at 720 North 3rd St., Suite 301, Wilmington, NC 28401, and our telephone number is (910) 251-6160.

Item 3.      Legal Proceedings

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

Item 4.      Mine Safety Disclosures

Not Applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been approved for quotation on The OTC Bulletin Board under the symbol “USAV.”  However, no established public market exists for our common stock.  As of June 13, 2013, 5,540,000 shares of our common stock were issued and outstanding.

Approximate Number of Equity Security Holders

As of June 13, 2013, there were approximately 6 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividends

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 6.      Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended February 28, 2013 and February 29, 2012 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

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

The Name Change was effected in connection with the Company’s potential business combination with USA InvestCo, LLC., a land development company that is primarily focused on projects in the coastal regions of North Carolina. The first project of USA InvestCo, LLC is a waterfront project in Wilmington, NC that includes a 200 ship marina, a hotel and restaurant. The second project being contemplated is a cold storage food facility at the Port of Wilmington. USA InvestCo, LLC is considering other similar projects in the area.

The Company has not entered into any definitive agreement with USA InvestCo, LLC as of the date hereof. Up until the sale of the Company and the Change of Control, the Company offered an advertising system for real estate brokers and agents. The Company has ceased operations in this area in anticipation of the potential merger with USA InvestCo, LLC.

Limited Operating History

There is no historical financial information about us upon which to base an evaluation of our performance. We are an early development stage company and have not generated any revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

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

Comparison for the year ended February 28, 2013 and February 29, 2012

Our net loss for the year ended February 28, 2013 was $100,913 compared to a net loss of $18,753 for the year ended February 29, 2012. The Company has not generated any revenue since inception.

During the the year ended February 28, 2013, we incurred general and administrative expenses of $40,748 compared to $18,753 incurred during the year ended February 29, 2012. General and administrative incurred during the the year ended February 28, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the year ended February 28, 2013, we incurred professional fees of $60,093, as opposed to no professional fees during the year ended February 29, 2012. The increase in the loss in the year ended February 28, 2013 can be largely attributed to the added professional fees expense as a result of us maintaining our status as an SEC reporting company.

The weighted average number of shares outstanding was 5,540,000 for the year ended February 28, 2013.

Capital Resources and Liquidity

As of February 28, 2013, our current assets were $0, compared to $10,010 in current assets at February 29, 2012. As of February 28, 2013, our current liabilities were $43,981, compared to $4,156 in current liabilities at February 29, 2012. Current liabilities were comprised of $30,891 in accounts payable and $13,090 in related party notes payable at February 28, 2013, and comprised of $4,156 in a related party note payable at February 29, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended February 28, 2013, net cash flows used in operating activities was $15,306 consisting of a net loss of $100,913, in-kind contribution of services of $16,928, a decrease in prepaid expenses of $2,926, and an increase in accounts payable and accrued expenses of $30,891. Net cash flows used in operating activities was $21,679 for the year ended February 29, 2012, consisting of a net loss of $18,753 and an increase in prepaid expenses of $2,926.

Cash Flows from Financing Activities

We have financed our operations primarily from advances or the issuance of equity and debt instruments from related parties. For the year ended February 28, 2013 net cash provided by financing activities was $8,222, which consisted of proceeds from a related party note payable. For the year ended February 29, 2012 net cash provided by financing activities was $20,800, consisting of proceeds from the issuance of common stock. For the period from inception (January 20, 2011) to February 28, 2013, net cash provided by financing activities was $37,678.

Plan of Operation and Funding

The Company does not maintain a cash account, and is reliant on the current CEO for the payment of ongoing operating costs. Therefore, we have no cash reserves to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our CEO although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The Company is in the development stage with limited operations, and has not earned any revenues and has had a net loss since inception (January 20, 2011) to February 28, 2013 of $120,359. The Company has a stockholders’ deficiency of $43,981 and no assets at February 28, 2013.

The Company’s independent auditors, Liggett, Vogt and Webb, P.A., provided an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the year ended February 28, 2013. The financial statements were prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through loans as well as the sale of equity or debt securities. We do not currently have any arrangements in place for any future equity financing or loans from our directors or unrelated parties.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.      Financial Statements and Supplementary Data

USA INVESTCO HOLDINGS, INC.

(f/k/a LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1 - F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 AND FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO FEBRUARY 28, 2013

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO FEBRUARY 28, 2013

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012 AND FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO FEBRUARY 28, 2013

PAGES	F-7 - F-13	NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

USA InvestCo Holdings, Inc.

We have audited the accompanying balance sheet of USA InvestCo Holdings, Inc., a development stage company, as of February 28, 2013, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year ended February 28, 2013 and the period January 20, 2011 (date of inception) through February 28, 2013. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audit. The cumulative statements of losses, changes in stockholders’ deficiency, and cash flows for the period January 20, 2011 (date of inception) to February 28, 2013 include amounts for the period from January 20, 2011 (date of inception) to February 29, 2012, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period January 20, 2011 through February 29, 2012 is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA InvestCo Holdings, Inc., a development stage company, at February 28, 2013 and the results of its operations and its cash flows for the year ended February 28, 2013 and the period January 20, 2011 (date of inception) through February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $120,359 from inception, a negative cash flow from operations of $37,678 from inception and a working capital deficiency and stockholders’ deficiency of $43,981 as of February 28, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern and will require additional cash to fund and continue operations. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

June 13, 2013

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 2, 2012

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Balance Sheets

	February 28, 2013	February 29, 2012

ASSETS

Current Assets
Cash	$-	$7,084
Prepaid Expense	-	2,926
Total Assets	$-	$10,010

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$30,891	$-
Note Payable - Related Party	13,090	4,156
Total Liabilities	43,981	4,156

Commitments and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value; 75,000,000 shares authorized, 5,540,000 shares issued and outstanding, respectively	5,540	5,540
Additional paid-in capital	70,838	19,760
Deficit accumulated during the development stage	(120,359)	(19,446)
Total Stockholders' Deficiency	(43,981)	5,854

Total Liabilities and Stockholders' Deficiency	$-	$10,010

See accompanying notes to the financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Statements of Operations

	For the Years Ended		For the period from January 20, 2011
	February 28, 2013	February 29, 2012	(Inception) to February 28, 2013
Operating Expenses
Professional fees	$60,093	$-	$60,093
General and administrative	40,748	18,753	60,194
Total Operating Expenses	100,841	18,753	120,287

Loss from Operations	(100,841)	(18,753)	(120,287)

Other Expenses
Interest expense	(72)	-	(72)

Total Other Expenses	(72)	-	(72)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(100,913)	(18,753)	(120,359)

Provision for Income Taxes	-	-	-

NET LOSS	$(100,913)	$(18,753)	$(120,359)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,540,000	5,239,149

See accompanying notes to the financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Statement of Changes in Stockholders' Deficiency

For the period from January 20, 2011 (Inception) to February 28, 2013

				Deficit
			Additional	accumulated during the	Total
	Common stock		paid-in	development	Stockholders'
	Shares	Amount	capital	stage	Deficiency

Balance January 20, 2011	-	$-	$-	$-	$-

Common stock issued for services to founders ($0.001 per share)	4,500,000	4,500	-	-	4,500

Net loss for the period January 20, 2011 (Inception) to February 28, 2011	-	-	-	(693)	(693)

Balance, February 28, 2011	4,500,000	4,500	-	(693)	3,807

Common stock issued for cash at $0.02 per share	1,040,000	1,040	19,760	-	20,800

Net loss for the year ended February 29, 2012	-	-	-	(18,753)	(18,753)

Balance, February 29, 2012	5,540,000	5,540	19,760	(19,446)	5,854

In kind contribution of services	-	-	16,928	-	16,928

In kind contribution of interest	-	-	72	-	72

In kind contribution of rent	-	-	500	-	500

Loans forgiven by principal stockholders	-	-	12,378	-	12,378

Foregiveness of expenses paid by a related party on Company's behalf	-	-	21,200	-	21,200

Net loss for the year ended February 28, 2013	-	-	-	(100,913)	(100,913)

Balance, February 28, 2013	5,540,000	$5,540	$70,838	$(120,359)	$(43,981)

See accompanying notes to the financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended		For the period from January 20, 2011
	February 28, 2013	February 29, 2012	(Inception) to February 28, 2013
Cash Flows From Operating Activities:
Net Loss	$(100,913)	$(18,753)	$(120,359)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	16,928	-	16,928
In-kind contribution of interest and rent	572	-	572
Payment of expenses by a related party	34,290		34,290
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses	2,926	(2,926)	-
Increase in accounts payable and accrued expenses	30,891	-	30,891
Net Cash Used In Operating Activities	(15,306)	(21,679)	(37,678)

Cash Flows From Financing Activities:
Proceeds from note payable- Related party	8,222	-	12,378
Proceeds from issuance of common stock, net of offering costs	-	20,800	25,300
Net Cash Provided by Financing Activities	8,222	20,800	37,678

Net Decrease in Cash	(7,084)	(879)	-

Cash at Beginning of Period	7,084	7,963	-

Cash at End of Period	$-	$7,084	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

On July 25, 2012, the Company's former principal stockholder forgave loans of $12,378 upon completion of the change in control.  The forgiven loans were treated as contribution to capital (See Notes 4 and 5).

For the year ended february 28, 2013. the principal stockholder paid expenses on the Company's behalf in the amount of $13,090 in exchange for a note payable (See Notes 4 and 5).

See accompanying notes to the financial statements

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization.

USA InvestCo Holdings, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on January 20, 2011 under the name of Lambent Solutions Corp.

On July 25, 2012, the Company entered into a Stock Purchase Agreement (the “SPA”) with the former sole director and officer of the Company (the “Seller”), and the current sole director and officer (the “Purchaser”), under which the Purchaser purchased 4,500,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), for an aggregate purchase price of $126,000, payable in full to the Seller (a “Change of Control”). The Shares represent all of the Seller’s interest in and to any securities of the Company, and make up 81.23% of the issued and outstanding shares of common stock of the Company. The SPA closed and the Change of Control occurred on July 25, 2012.

In connection with the Change of Control, on September 5, 2012, the Company amended its Articles of Incorporation to change its name to USA InvestCo Holdings, Inc.

The Company previously offered an advertising system for real estate brokers and agents. The Company has ceased operations in this area in anticipation of a potential merger with USA InvestCo, LLC. The Company has not entered into any definitive agreement with USA InvestCo, LLC as of the date hereof and does not currently have any operations.

It is management’s opinion, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.

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

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At February 28, 2013 and February 29, 2012, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. As of February 28, 2013 and February 29, 2012, there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes (“ASC Topic 740”). Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Components of deferred taxes are as follows:

	February 28, 2013	February 29, 2012

Statutory rate applied to earnings before income taxes:	$(29,188)	$(6,806)
Increase (decrease) in income taxes resulting from:
State income taxes	(3,906)	-
NOL Carryforward	-	243
In-Kind Contribution of Services	5,948	-
Change in deferred tax asset valuation allowance	27,146	6,563
Income Tax Expense	$-	$-

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

As of February 28, 2013 and February 29, 2012, the company had a net operating loss carry forward of approximately $70,417 and $19,446, respectively, available to offset future taxable income through April 30, 2033. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2033. All other losses incurred by the Company in previous years and through the year ended February 28, 2013 are limited due to Internal Revenue Code Section 382 which restricts the deductibility of prior net operating losses where there has been a change in control.

The net change in the valuation allowance for the years ended February 28, 2013 and February 29, 2012 was an increase of $27,146 and $6,563 respectively.

The Company’s income tax expense differed from the statutory rates (federal 34% and state 4.55%) as follows:

Federal tax rate	34.00%
Add: State taxes, net of federal benefit	4.55%
Less: Valuation allowance	-38.55%
Tax Rate	0.00%

The company’s federal income tax returns for the year ended February 28, 2013 and February 29, 2012 remain subject to examination by the Internal Revenue Service.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements.

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard has not resulted in a material impact on the Company’s reported results of operations or financial position.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $37,678 from inception and has a net loss since inception of $120,359. There is also a working capital and stockholders’ deficiency of $43,981. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3	STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the year ended February 28, 2013, the CEO, who is also a majority stockholder of the Company, contributed services having a fair value of $16,928 (See Note 5).

For the year ended February 28, 2013, a total of $72 in imputed interest relating to the notes payable due to the CEO, was recorded as an in-kind contribution (See Notes 4 & 5).

For the year ended February 28, 2013, the Company recorded an in-kind contribution of rent having a fair value of $500 for facilities and related overhead provided by a company controlled by the CEO (See Note 5).

For the year ended February 28, 2013, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $21,200, which was forgiven and recorded as an in-kind contribution of capital (See Note 5).

In connection with the change in control in July 2012, the former CEO forgave a note payable in the amount of $12,378 (See Notes 4 & 5).

(B) Stock Issued for Cash

On February 22, 2011, the Company issued 4,500,000 shares of common stock to its sole director having a fair value of $4,500 ($0.001/share) in exchange for cash (See Note 5).

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

(C) Amendment to Articles of Incorporation

On September 5, 2012, the Company amended its Articles of Incorporation to change its name to USA InvestCo Holdings, Inc.

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4	NOTE PAYABLE – RELATED PARTY

During the year ended February 28, 2013 the CEO paid $13,090 in expenses on the Company’s behalf in exchange for two notes payable. Pursuant to the terms of the notes, the loans are non-interest bearing, unsecured and due on demand. The Company recorded a total of $72 in imputed interest as an in-kind contribution during the year (See Notes 3(A) & 5).

As of February 29, 2012, the Company was indebted to the former controlling stockholder of the Company for the amount of $4,156. During the year ended February 28, 2013, the Company received an additional $8,222 from the former controlling stockholder. Pursuant to the terms of the loan, the loan was non-interest bearing, unsecured and was due on demand. In connection with the change in control in July 2012, the former CEO forgave the full amount due of $12,378 (See Notes 3(A) & 5).

NOTE 5	RELATED PARTY TRANSACTIONS

During the year ended February 28, 2013 the CEO paid $13,090 in expenses on the Company’s behalf in exchange for two notes payable. Pursuant to the terms of the notes, the loans are non-interest bearing, unsecured and due on demand. The Company recorded a total of $72 in imputed interest as an in-kind contribution during the year (See Notes 3(A) & 4).

As of February 29, 2012, the Company was indebted to the former controlling stockholder of the Company for the amount of $4,156. During the year ended February 28, 2013, the Company received an additional $8,222 from the former controlling stockholder. Pursuant to the terms of the loan, the loan was non-interest bearing, unsecured and was due on demand. In connection with the change in control in July 2012, the former CEO forgave the full amount due of $12,378 (See Notes 3(A) & 4).

For the year ended February 28, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $16,928 (See Notes 3(A) & 5).

For the year ended February 28, 2013, a total of $72 in imputed interest relating to the notes payable due to the CEO, was recorded as an in-kind contribution (See Notes 3(A) & 5).

For the year ended February 28, 2013, the Company recorded an in-kind contribution of rent having a fair value of $500 per month for facilities and related overhead provided by a company controlled by the CEO (See Note 3(A)).

For the year ended February 28, 2013, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $21,200, which was forgiven and recorded as an in-kind contribution of capital (See Note 3(A)).

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

On February 22, 2011, the Company issued 4,500,000 shares of common stock to its sole Director having a fair value of $4,500 ($0.001/share) in exchange for cash (See Note 3 (B)).

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 3, 2012, the Company dismissed MaloneBailey, LLP (“MaloneBailey”), as the independent registered public accounting firm of the Company. The reports of MaloneBailey on the financial statements of the Company for the fiscal years ended February 28, 2011, and February 29, 2012, did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles except an explanatory paragraph as to an uncertainty with respect to the Company’s ability to continue as a going concern.

Since the Company’s inception on January 20, 2011 through the date of this report, there were no (1) disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MaloneBailey, would have caused them to make reference thereto in their reports on the financial statements for such years; or (2) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

For more information regarding the change in accountants, please see the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2012.

On October 3, 2012, the Company appointed Liggett, Vogt and Webb, P.A. (“LVW”) as the independent registered public accounting firm of the Company. During the Company’s two most recent fiscal years and the subsequent interim period preceding LVW’s engagement, neither the Company nor anyone on behalf of the Company consulted with LVW regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and LVW did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event,” as such terms are defined in Item 304(a)(1) of Regulation S-K.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of February 28, 2013, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of February 28, 2013 the Company determined that the following item constituted a material weakness:

•	The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

•	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

•	The Company does not have a cash account and is reliant on related parties to pay operating costs and properly identify and record transactions in a timely and accurate manner.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

The following changes in our internal controls over financial reporting occurred during the  fourth quarter of the fiscal year ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In connection with the change in control, the Company has moved the financial reporting function to the new headquarters in Wilmington, N.C.  In connection with this move, management is reliant on related parties and consultants to maintain the accounting records and to oversee the financial reporting process.  This has created challenges regarding oversight and real time analysis of transactions.  Additionally, the new management team has not opened a cash account to manage cash flow independent from other related parties.  This creates challenges for management and the consultants to timely and accurately identify transactions affecting the Company.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Irina Dondikova(1)	President, Chief Executive Officer, Chief Financial Officer and Director	31	January 20, 2011

Charles Schoninger	President, Chief Executive Officer, Chief Financial Officer and Director	43	July 25, 2012

(1)	Ms. Dondikova resigned from her positions as President, Chief Executive Officer, Chief Financial Officer and sole director of the Company on July 25, 2012.

Irina Dondikova, age 31, was our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on January 20, 2011 until July 25, 2012. In 2004-2005, Irina Dondikova went to College "Chambre Immobilière du Grand Montréal" to study a Real Estate Agent program. She obtained a “Certificate Real Estate Broker D6613AA”. Thereafter, from May 2005 till February 2010 she worked as a real estate agent at "Group Sutton Excellence Inc." Since June 2008 to July 2009 she studied at College "Chambre Immobilière du Grand Montréal" to complete the Real Estate Certified Broker course. After the completion she obtained “Certificate Certified Real Estate Broker F0439CA”. In February 2010 she opened her own Real Estate Agency, Casa Bella Realty Inc., and she has been working as a President/Chief Executive Officer of Casa Bella Realty Inc.

Charles Schoninger, age 43, is the Founder of USA InvestCo, LLC, a real estate development firm headquartered in Wilmington, North Carolina. He has over 20 years of commercial real estate experience in site selection, research and analysis, planning, zoning, development, acquisition, repurposing, renovating, and managing mezzanine debt funds. Mr. Schoninger has built more than 30 projects totaling in excess of 1 million square feet with costs of $250 million in Colorado, Florida, Oklahoma, California, Texas, and North Carolina. Prior to his founding of USA InvestCo, LLC Mr. Schoninger founded and operated Zephyr Development in Colorado Springs, Colorado, which focused on the acquisition, entitlement, development and sale of mixed-use real estate projects. Under Mr. Schoninger’s leadership, Zephyr Development created over 12,000 single family lots as a conduit developer. Mr. Schoninger received his bachelor’s degree from the University of Colorado Boulder.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Board Committees

Our board of directors has no separate committees and our board of directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our board of directors.

Item 11.     Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended February 28 2013, and February 29 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer who is also our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Irina Dondikova	2013	-	-	-	-	-	-	-	-
President, Chief Executive and Officer, Chief Financial Officer (1)	2012	-	-	-	-	-	-	-	-

Charles Schoninger	2013	-	-	-	-	-	-	-	-
President, Chief Executive and Officer, Chief Financial Officer	2012	-	-	-	-	-	-	-	-

(1)	Ms. Dondikova resigned from her positions as President, Chief Executive Officer, Chief Financial Officer and sole director of the Company on July 25, 2012.
(2)	Mr. Schoninger was appointed as President, Chief Executive Officer, Chief Financial Officer and sole director of the Company on July 25, 2012.

Employment Contracts

We have no employment contracts with any of our officers or directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not pay our directors any money and we have no plans to pay our directors any money in the future.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of June 13, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June 13, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of June 13, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Charles Schoninger	4,500,000	81.23%

(1)  Based on 5,540,000 shares of our common stock outstanding as of June 13, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the year ended February 28, 2013 the CEO paid $13,090 in expenses on the Company’s behalf in exchange for two notes payable. Pursuant to the terms of the notes, the loans are non-interest bearing, unsecured and due on demand. The Company recorded a total of $72 in imputed interest as an in-kind contribution during the year

As of February 29, 2012, the Company was indebted to the former controlling stockholder of the Company for the amount of $4,156. During the year ended February 28, 2013, the Company received an additional $8,222 from the former controlling stockholder. Pursuant to the terms of the loan, the loan was non-interest bearing, unsecured and was due on demand. In connection with the change in control in July 2012, the former CEO forgave the full amount due of $12,378.

For the year ended February 28, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $16,928.

For the year ended February 28, 2013, a total of $72 in imputed interest relating to the notes payable due to the CEO, was recorded as an in-kind contribution.

For the year ended February 28, 2013, the Company recorded an in-kind contribution of rent having a fair value of $500 per month for facilities and related overhead provided by a company controlled by the CEO.

For the year ended February 28, 2013, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $21,200, which was forgiven and recorded as an in-kind contribution of capital.

On February 22, 2011, the Company issued 4,500,000 shares of common stock to its sole Director having a fair value of $4,500 ($0.001/share) in exchange for cash.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not currently have a separately designated audit, nominating or compensation committee.

Item 14.     Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal year ended February 28, 2013, we were billed approximately $13,050 from Liggett, Vogt, and Webb, P.A. and $5,200 from Malone Bailey LLP for professional services rendered for the audit and review of our financial statements. For the Company’s fiscal year end February 29, 2012, we were billed approximately $7,600 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended February 28, 2013 and February 29, 2012.

Tax Fees

For the Company’s fiscal years ended February 28, 2013 and February 29, 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended February 28, 2013 and February 29, 2012.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibits
3.1(i)	Articles of Incorporation (1)
3.1(ii)	Certificate of amendment to Articles of Incorporation (2)
3.2	Bylaws (1)
10.1	Stock Purchase Agreement, dated July 25, 2012, by and among USA InvestCo Holdings, Inc. (fka Lambent Solutions Corp.), Irina Dondikova, and Charles Schoninger.(2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Filed as an Exhibit on Form S-1 with the SEC on March 15, 2011.
(2)	Filed as an Exhibit to Current Report on Form 8-K filed with the SEC on October 9, 2012.
(3)	Filed as an Exhibit to Current Report on Form 8-K filed with the SEC on July 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA InvestCo Holdings, Inc.

Dated: June 13, 2013	By:	/s/ Charles Schoninger
Charles Schoninger
President, Chief Executive Officer, Chief Financial Officer, (Duly Authorized Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Schoninger	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	June 13, 2013
Charles Schoninger	(Principal Executive Officer and Principal Financial Officer)

