Form 10-Q
period 2013-05-31
USA InvestCo Holdings, Inc.
filed 2013-07-26
CIK 1512983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,540,000 as of July 23, 2013.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

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

USA INVESTCO HOLDINGS, INC.

(f/k/a LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MAY 31, 2013 (UNAUDITED) AND AS OF FEBRUARY 29, 2013

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO MAY 31, 2013 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO MAY 31, 2013 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO MAY 31, 2013 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Balance Sheets

	May 31, 2013	February 28, 2013
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$-
Prepaid Expense	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$46,794	$30,891
Note Payable - Related Party	17,276	13,090
Total Liabilities	64,070	43,981

Commitments and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value; 75,000,000 shares authorized, 5,540,000 shares and 5,540,000 shares issued and outstanding, respectively	5,540	5,540
Additional paid-in capital	80,351	70,838
Deficit accumulated during the development stage	(149,961)	(120,359)
Total Stockholders' Deficiency	(64,070)	(43,981)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the period from January 20, 2011
	May 31, 2013	May 31, 2012	(Inception) to May 31, 2013
Operating Expenses
Professional fees	$19,623	$2,300	$79,716
General and administrative	9,766	12,767	69,960
Total Operating Expenses	29,389	15,067	149,676

Loss from Operations	(29,389)	(15,067)	(149,676)

Other Income/(Expense)
Interest expense	(213)	-	(285)

Total Other Income/(Expense)	(213)	-	(285)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(29,602)	(15,067)	(149,961)

Provision for Income Taxes	-	-	-

NET LOSS	$(29,602)	$(15,067)	$(149,961)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding	5,540,000	5,540,000
during the period - Basic and Diluted

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficiency

For the period from January 20, 2011 (Inception) to May 31, 2013

(Unaudited)

			Additional	Deficit accumulated during the	Total
	Common stock		paid-in	development	Stockholders'
	Shares	Amount	capital	stage	Deficiency

Balance January 20, 2011	-	$-	$-	$-	$-

Common stock issued for services to founders ($0.001 per share)	4,500,000	4,500	-	-	4,500

Net loss for the period January 20, 2011 (Inception) to February 28, 2011	-	-	-	(693)	(693)

Balance, February 28, 2011	4,500,000	4,500	-	(693)	3,807

Common stock issued for cash at $0.02 per share	1,040,000	1,040	19,760	-	20,800

Net loss for the year ended February 29, 2012	-	-	-	(18,753)	(18,753)

Balance, February 29, 2012	5,540,000	5,540	19,760	(19,446)	5,854

In kind contribution of services	-	-	16,928	-	16,928

In kind contribution of interest	-	-	72	-	72

In kind contribution of rent	-	-	500	-	500

Loans forgiven by principal stockholders	-	-	12,378	-	12,378

Payment of accounts payable by a related party on Company's behalf	-	-	21,200	-	21,200

Net loss for the year ended February 28, 2013	-	-	-	(100,913)	(100,913)

Balance, February 28, 2013	5,540,000	5,540	70,838	(120,359)	(43,981)

In kind contribution of services	-	-	7,800	-	7,800

In kind contribution of interest	-	-	213	-	213

In kind contribution of rent	-	-	1,500	-	1,500

Net loss for the three months ended May 31, 2013	-	-	-	(29,602)	(29,602)

Balance, May 31, 2013	5,540,000	$5,540	$80,351	$(149,961)	$(64,070)

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended		For the period from January 20, 2011
	May 31, 2013	May 31, 2012	(Inception) to May 31, 2013
Cash Flows Used in Operating Activities:
Net Loss	$(29,602)	$(15,067)	$(149,961)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	7,800	-	24,730
In-kind contribution of interest and rent	1,713	-	2,285
Payment of expenses by a related party	4,186	-	38,476
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	2,000	-
Increase in accounts payable and accrued expenses	15,903	-	46,794
Net Cash Used In Operating Activities	-	(13,067)	(37,676)

Cash Flows From Financing Activities:
Proceeds from note payable- Related party	-	7,206	12,376
Proceeds from issuance of common stock, net of offering costs	-	-	25,300
Net Cash Provided by Financing Activities	-	7,206	37,676

Net Increase (Decrease) in Cash	-	(5,861)	-

Cash at Beginning of Period	-	7,084	-

Cash at End of Period	$-	$1,223	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

For the three months ended May 31, 2013. the principal stockholder paid expenses on the Company's behalf in the amount of $4,186 in exchange for a note payable (See Notes 4 and 5).

For the year ended february 28, 2013. the principal stockholder paid expenses on the Company's behalf in the amount of $13,090 in exchange for a note payable (See Notes 4 and 5).

On July 25, 2012, the Company's former principal stockholder forgave loans of $12,378 upon completion of the change in control. The forgiven loans were treated as contribution.

See accompanying notes to condensed unaudited financial statements

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF MAY 31, 2013

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

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF MAY 31, 2013

(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At May 31, 2013 and February 28, 2013, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. As of May 31, 2013 and February 28, 2013, there were no common share equivalents outstanding.

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

AS OF MAY 31, 2013

(UNAUDITED)

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

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, used cash since inception of $37,676 and has a net loss since inception of $149,961. There is also a working capital and stockholders’ deficiency of $64,070. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF MAY 31, 2013

(UNAUDITED)

NOTE 3	STOCKHOLDERS’ EQUITY

(A)	In-Kind Contribution

For the three months ended May 31, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $7,800 (See Note 5).

For the year ended February 28, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $16,928 (See Note 5).

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

(C) Amendment to Articles of Incorporation

On September 5, 2012, the Company amended its Articles of Incorporation to change its name to USA InvestCo Holdings, Inc.

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF MAY 31, 2013

(UNAUDITED)

NOTE 4	NOTE PAYABLE – RELATED PARTY

During the three months ended May 31, 2013 the CEO paid $4,186 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the loan is non-interest bearing, unsecured and due on demand. The Company recorded a total of $213 in imputed interest as an in-kind contribution during the three months ended May 31, 2013 (See Notes 3(A) & 5).

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

During the three months ended May 31, 2013 the CEO paid $4,186 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the loan is non-interest bearing, unsecured and due on demand. The Company recorded a total of $213 in imputed interest as an in-kind contribution during the three months ended May 31, 2013 (See Notes 3(A) & 4).

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

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF MAY 31, 2013

(UNAUDITED)

For the three months ended May 31, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $7,800 (See Notes 3(A)).

For the year ended February 28, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $16,928 (See Notes 3(A)).

For the three months ended May 31, 2013, a total of $213 in imputed interest relating to the notes payable due to the CEO, was recorded as an in-kind contribution (See Notes 3(A) & 4).

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

In connection with the change in control in July 2012, the former CEO forgave a note payable in the amount of $12,378 (See Notes 3(A) & 4).

On February 22, 2011, the Company issued 4,500,000 shares of common stock to its sole Director having a fair value of $4,500 ($0.001/share) in exchange for cash (See Note 3 (B)).

NOTE 6	SUBSEQUENT EVENT

Subsequent to May 31, 2013 the CEO paid $4,412 in expenses on the Company’s behalf in exchange for a note payable. Pursuant to the terms of the note, the loans are non-interest bearing, unsecured and due on demand. Additionally, a related party paid $10,000 in professional fees on behalf of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Month Period Ended May 31, 2013 Compared to the Three Month Period Ended May 31, 2012

Our net loss for the three month period ended May 31, 2013 was $29,602 compared to a net loss of $15,067 for the three month period ended May 31, 2012. During the three month period ended May 31, 2013, we did not generate any revenue.

During the three month period ended May 31, 2013, we incurred general and administrative expenses of $9,766 compared to $15,067 incurred during the three month period ended May 31, 2012. General and administrative incurred during the three month period ended May 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

During the three month period ended May 31, 2013, we incurred professional fees of $19,623, as opposed to $2,300 during the three month period ended May 31, 2012. The increase in the Professional Fees in the three month period ended May 31, 2013 as opposed to the three month period ended May 31, 2012 can be largely attributed to the added professional fees expense as a result of us maintaining our status as an SEC reporting company.

The weighted average number of shares outstanding was 5,540,000 for the three month period ended May 31, 2013.

Liquidity and Capital Resources

As of May 31, 2013 and February 28, 2013, our current assets were $0. As of May 31, 2013, our current liabilities were $64,070, compared to $43,981 in current liabilities at February 28, 2013. Current liabilities were comprised of $46,794 in accounts payable and $17,276 in related party notes payable at May 31, 2013, and comprised of $30,891 in accounts payable and $13,090 in a related party note payable at February 28, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2013, net cash flows from operating activities were $0 because the Company has no cash and expenses are paid directly by a related party. Net cash flows used in operating activities was $13,067 for the three month period ended May 31, 2012, consisting of a net loss of $15,067 and an increase in prepaid expenses of $2,000.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the three month period ended May 31, 2013 net cash provided by financing activities was $0. For the three month period ended May 31, 2012 net cash provided by financing activities was $7,206, consisting of proceeds from the issuance of common stock. For the period from inception (January 20, 2011) to May 31, 2013, net cash provided by financing activities was $37,676.

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

Going Concern

The Company is in the development stage with limited operations, and has not earned any revenues and has had a net loss since inception (January 20, 2011) to May 31, 2013 of $149,961. The Company has a stockholders’ deficiency of $64,070 at May 31, 2013. The Company had no assets at May 31, 2013.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and therefore not required to provide this information.

Item 4.	Controls and Procedures

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

Based on the evaluation as of May 31, 2013, for the reasons set forth below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective  to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2013, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

USA INVESTCO HOLDINGS, INC.

Date: July 26, 2013	By:	/s/ Charles Schoninger
Charles Schoninger, President
Chief Executive Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer) and Director

