Form 10-Q
period 2013-08-31
USA InvestCo Holdings, Inc.
filed 2013-10-15
CIK 1512983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,540,000 as of October 10, 2013.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report.

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

USA INVESTCO HOLDINGS, INC.

(f/k/a LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF AUGUST 31, 2013 (UNAUDITED) AND AS OF FEBRUARY 29, 2013

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO AUGUST 31, 2013 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO AUGUST 31, 2013 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED AUGUST 31, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO AUGUST 31, 2013 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Balance Sheets

	August 31, 2013	February 28, 2013
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$49,129	$30,891
Note Payable - Related Party	32,412	13,090
Total Liabilities	81,541	43,981

Commitments and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value; 75,000,000 shares authorized, 5,540,000 shares issued and outstanding, respectively	5,540	5,540
Additional paid-in capital	90,036	70,838
Deficit accumulated during the development stage	(177,117)	(120,359)
Total Stockholders' Deficiency	(81,541)	(43,981)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from January 20, 2011
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012	(Inception) to August 31, 2013
Operating Expenses
Professional fees	$9,513	$23,200	$29,135	$25,500	$89,228
General and administrative	17,259	3,064	27,025	15,831	87,219
Total Operating Expenses	26,772	26,264	56,160	41,331	176,447

Loss from Operations	(26,772)	(26,264)	(56,160)	(41,331)	(176,447)

Other Expense
Interest expense	(385)	-	(598)	-	(670)

Total Other Expense	(385)	-	(598)	-	(670)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(27,157)	(26,264)	(56,758)	(41,331)	(177,117)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(27,157)	$(26,264)	$(56,758)	$(41,331)	$(177,117)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,540,000	5,540,000	5,540,000	5,540,000

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficiency

For the period from January 20, 2011 (Inception) to August 31, 2013

(Unaudited)

				Deficit
			Additional	accumulated during the	Total
	Common stock		paid-in	development	Stockholders'
	Shares	Amount	capital	stage	Deficiency

Balance January 20, 2011	-	$-	$-	$-	$-

Common stock issued for services to founders ($0.001 per share)	4,500,000	4,500	-	-	4,500

Net loss for the period January 20, 2011 (Inception) to February 28, 2011	-	-	-	(693)	(693)

Balance, February 28, 2011	4,500,000	4,500	-	(693)	3,807

Common stock issued for cash at $0.02 per share	1,040,000	1,040	19,760	-	20,800

Net loss for the year ended February 29, 2012	-	-	-	(18,753)	(18,753)

Balance, February 29, 2012	5,540,000	5,540	19,760	(19,446)	5,854

In kind contribution of services	-	-	16,928	-	16,928

In kind contribution of interest	-	-	72	-	72

In kind contribution of rent	-	-	500	-	500

Loans forgiven by principal stockholders	-	-	12,378	-	12,378

Payment of accounts payable by a related party on Company's behalf	-	-	21,200	-	21,200

Net loss for the year ended February 28, 2013	-	-	-	(100,913)	(100,913)

Balance, February 28, 2013	5,540,000	5,540	70,838	(120,359)	(43,981)

In kind contribution of services	-	-	15,600	-	15,600

In kind contribution of interest	-	-	598	-	598

In kind contribution of rent	-	-	3,000	-	3,000

Net loss for the six months ended August 31, 2013	-	-	-	(56,758)	(56,758)

Balance, August 31, 2013	5,540,000	$5,540	$90,036	$(177,117)	$(81,541)

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended		For the period from January 20, 2011
	August 31, 2013	August 31, 2012	(Inception) to August 31, 2013
Cash Flows Used in Operating Activities:
Net Loss	$(56,758)	$(41,331)	$(177,117)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	15,600	1,500	32,528
In-kind contribution of interest and rent	3,598	-	4,170
Payment of expenses by a related party	19,322	-	53,612
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	2,926	-
Increase in accounts payable and accrued expenses	18,238	399	49,129
Net Cash Used In Operating Activities	-	(36,506)	(37,678)

Cash Flows From Financing Activities:
Contribution of capital by principal stockholder	-	21,200	-
Proceeds from note payable- Related party	-	8,222	12,378
Proceeds from issuance of common stock, net of offering costs	-	-	25,300
Net Cash Provided by Financing Activities	-	29,422	37,678

Net Increase (Decrease) in Cash	-	(7,084)	-

Cash at Beginning of Period	-	7,084	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

For the six months ended August 31, 2013. a company controlled by the CEO paid expenses on the Company's behalf in the amount of $19,322 in exchange for a note payable (See Notes 4 and 5).

For the year ended February 28, 2013. a company controlled by the CEO paid expenses on the Company's behalf in the amount of $13,090 in exchange for a note payable (See Notes 4 and 5).

On July 25, 2012, the Company's former principal stockholder forgave loans of $12,378 upon completion of the change in control. The forgiven loans were treated as contribution .

See accompanying notes to condensed unaudited financial statements

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF AUGUST 31, 2013

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

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year

(B) Use of Estimates

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

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF AUGUST 31, 2013

(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2013 and February 28, 2013, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. As of August 31, 2013 and August 31, 2012, there were no common share equivalents outstanding.

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

(G) Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF AUGUST 31, 2013

(UNAUDITED)

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

AS OF AUGUST 31, 2013

(UNAUDITED)

NOTE 2	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, used cash since inception of $37,678 and has a net loss since inception of $177,117. There is also a working capital and stockholders’ deficiency of $81,541. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the six months ended August 31, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $15,600 (See Note 5).

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

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF AUGUST 31, 2013

(UNAUDITED)

The authorized capital of the Company is 75,000,000 common shares with a par value of $0.001 per share.

(C) Amendment to Articles of Incorporation

On September 5, 2012, the Company amended its Articles of Incorporation to change its name to USA InvestCo Holdings, Inc.

NOTE 4	NOTE PAYABLE – RELATED PARTY

During the six months ended August 31, 2013, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $19,322 in exchange for a note payable. Pursuant to the terms of the note, the loan is non-interest bearing, unsecured and due on demand. The Company recorded a total of $598 in imputed interest as an in-kind contribution during the three months ended August 31, 2013 (See Notes 3(A) & 5).

During the year ended February 28, 2013, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $13,090 in exchange for two notes payable. Pursuant to the terms of the notes, the loans are non-interest bearing, unsecured and due on demand. The Company recorded a total of $72 in imputed interest as an in-kind contribution during the year (See Notes 3(A) & 5).

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

During the six months ended August 31, 2013, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $19,322 in exchange for a note payable. Pursuant to the terms of the note, the loan is non-interest bearing, unsecured and due on demand. The Company recorded a total of $598 in imputed interest as an in-kind contribution during the three months ended August 31, 2013 (See Notes 3(A) & 4).

During the year ended February 28, 2013, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $13,090 in exchange for two notes payable. Pursuant to the terms of the notes, the loans are non-interest bearing, unsecured and due on demand. The Company recorded a total of $72 in imputed interest as an in-kind contribution during the year (See Notes 3(A) & 4).

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF AUGUST 31, 2013

(UNAUDITED)

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

For the six months ended August 31, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $15,600 (See Notes 3(A)).

For the year ended February 28, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $16,928 (See Notes 3(A)).

For the six months ended August 31, 2013, a total of $598 in imputed interest relating to the notes payable due to the CEO, was recorded as an in-kind contribution (See Notes 3(A) & 4).

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

Subsequent to August 31, 2013 a company controlled by the CEO paid $17,891 in expenses on the Company’s behalf in exchange  for a note payable. Pursuant to the terms of the note, the loans are non-interest bearing, unsecured and due on demand.

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

Six Month Period Ended August 31, 2013 Compared to the Six Month Period Ended August 31, 2012

Our net loss for the six month period ended August 31, 2013 was $56,758 compared to a net loss of $41,331 for the six month period ended August 31, 2012. During the six month period ended August 31, 2013, we did not generate any revenue.

During the six month period ended August 31, 2013, we incurred general and administrative expenses of $27,025 compared to $15,831 incurred during the six month period ended August 31, 2012. General and administrative expenses incurred during the six month period ended August 31, 2013 were generally related to corporate overhead and professional fees to maintain SEC reporting compliance.

During the six month period ended August 31, 2013, we incurred professional fees of $29,135, as opposed to $25,500 during the six month period ended August 31, 2012. The increase in the professional fees in the six month period ended August 31, 2013 as opposed to the six month period ended August 31, 2012 can be largely attributed to the added professional fees expense as a result of us maintaining our status as an SEC reporting company.

The weighted average number of shares outstanding was 5,540,000 for the six month period ended August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2013, our current assets were $0. As of August 31, 2013, our current liabilities were $81,541. Current liabilities were comprised of $49,129 in accounts payable and $32,412 in related party notes payable at August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended August 31, 2013, net cash flows from operating activities were $0 because the Company has no cash and expenses are paid directly by a related party. Net cash flows used in operating activities was $36,506 for the six month period ended August 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the six month period ended August 31, 2013 net cash provided by financing activities was $0. For the six month period ended August 31, 2012 net cash provided by financing activities was $29,422. For the period from inception (January 20, 2011) to August 31, 2013, net cash provided by financing activities was $37,678.

Plan of Operation and Funding

The Company does not maintain a cash account, and therefore does not have any cash to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The Company is in the development stage with limited operations, and has not earned any revenues and has had a net loss since inception (January 20, 2011) to August 31, 2013 of $177,117. The Company has a stockholders’ deficiency of $81,541 at August 31, 2013. The Company had no assets at August 31, 2013.

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

Based on the evaluation as of August 31, 2013, for the reasons set forth below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2013, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

USA INVESTCO HOLDINGS, INC.

Date: October 15, 2013	By:	/s/ Charles Schoninger
Charles Schoninger, President
Chief Executive Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer) and Director

