Form 10-Q
period 2013-11-30
USA InvestCo Holdings, Inc.
filed 2014-01-13
CIK 1512983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,540,000 as of January 10, 2014.

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

USA INVESTCO HOLDINGS, INC.

(f/k/a LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF NOVEMBER 30, 2013 (UNAUDITED) AND AS OF FEBRUARY 29, 2013

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO NOVEMBER 30, 2013 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO NOVEMBER 30, 2013 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012 AND FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO NOVEMBER 30, 2013 (UNAUDITED)

PAGES	5 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Balance Sheets

ASSETS
	November 30, 2013	February 28, 2013
	(Unaudited)

Current Assets
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$21,979	$30,891
Note Payable - Related Party	69,743	13,090
Total Liabilities	91,722	43,981

Commitments and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value; 75,000,000 shares authorized, 5,540,000 shares issued and outstanding, respectively	5,540	5,540
Additional paid-in capital	100,096	70,838
Deficit accumulated during the development stage	(197,358)	(120,359)
Total Stockholders' Deficiency	(91,722)	(43,981)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from January 20, 2011 (Inception) to
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012	November 30, 2013
Operating Expenses
Professional fees	$6,955	$16,010	$36,090	$41,510	$96,183
General and administrative	12,526	13,336	39,551	29,167	99,745
Total Operating Expenses	19,481	29,346	75,641	70,677	195,928

Loss from Operations	(19,481)	(29,346)	(75,641)	(70,677)	(195,928)

Other Expense
Interest expense	(760)	-	(1,358)	-	(1,430)

Total Other Expense	(760)	-	(1,358)	-	(1,430)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(20,241)	(29,346)	(76,999)	(70,677)	(197,358)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(20,241)	$(29,346)	$(76,999)	$(70,677)	$(197,358)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,540,000	5,540,000	5,540,000	5,540,000

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficiency

For the period from January 20, 2011 (Inception) to November 30, 2013

(Unaudited)

				Deficit
	Common stock		Additional	accumulated during the	Total
			paid-in	development	Stockholders'
	Shares	Amount	capital	stage	Deficiency

Balance January 20, 2011	-	$-	$-	$-	$-

Common stock issued for services to founders ($0.001 per share)	4,500,000	4,500	-	-	4,500

Net loss for the period January 20, 2011 (Inception) to February 28, 2011	-	-	-	(693)	(693)

Balance, February 28, 2011	4,500,000	4,500	-	(693)	3,807

Common stock issued for cash at $0.02 per share	1,040,000	1,040	19,760	-	20,800

Net loss for the year ended February 29, 2012	-	-	-	(18,753)	(18,753)

Balance, February 29, 2012	5,540,000	5,540	19,760	(19,446)	5,854

In kind contribution of services	-	-	16,928	-	16,928

In kind contribution of interest	-	-	72	-	72

In kind contribution of rent	-	-	500	-	500

Loans forgiven by principal stockholders	-	-	12,378	-	12,378

Payment of accounts payable by a related party on Company's behalf	-	-	21,200	-	21,200

Net loss for the year ended February 28, 2013	-	-	-	(100,913)	(100,913)

Balance, February 28, 2013	5,540,000	5,540	70,838	(120,359)	(43,981)

In kind contribution of services	-	-	23,400	-	23,400

In kind contribution of interest	-	-	1,358	-	1,358

In kind contribution of rent	-	-	4,500	-	4,500

Net loss for the nine months ended November 30, 2013	-	-	-	(76,999)	(76,999)

Balance, November 30, 2013	5,540,000	$5,540	$100,096	$(197,358)	$(91,722)

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended		For the period from January 20, 2011 (Inception) to
	November 30, 2013	November 30, 2012	November 30, 2013
Cash Flows Used in Operating Activities:
Net Loss	$(76,999)	$(70,677)	$(197,358)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	23,400	7,714	40,330
In-kind contribution of interest and rent	5,858	1,500	6,430
Payment of expenses by a related party	56,654	-	90,941
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	2,926	-
Increase (decrease) in accounts payable and accrued expenses	(8,913)	20,017	21,979
Net Cash Used In Operating Activities	-	(38,520)	(37,678)

Cash Flows From Financing Activities:
Contribution of capital by principal stockholder	-	21,200	-
Proceeds from note payable- Related party	-	10,236	12,378
Proceeds from issuance of common stock, net of offering costs	-	-	25,300
Net Cash Provided by Financing Activities	-	31,436	37,678

Net (Decrease) in Cash	-	(7,084)	-

Cash at Beginning of Period	-	7,084	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

For the nine months ended November 30, 2013. the principal stockholder paid expenses on the Company's behalf in the amount of $56,654 in exchange for a note payable (See Notes 4 and 5).

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

AS OF NOVEMBER 30, 2013

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

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2013

(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At November 30, 2013 and February 28, 2013, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. As of November 30, 2013 and February 28, 2013, there were no common share equivalents outstanding.

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

(G) Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on our consolidated statements of financial condition, results of operations, or cash flows.

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2013

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

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, used cash since inception of $37,678 and has a net loss since inception of $197,358. There is also a working capital and stockholders’ deficiency of $91,722. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3	STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the nine months ended November 30, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $23,400 (See Note 5).

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2013

(UNAUDITED)

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

During the nine months ended November 30, 2013, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $56,654 in exchange for a note payable. Pursuant to the terms of the note, the loan is non-interest bearing, unsecured and due on demand. The Company recorded a total of $1,358 in imputed interest as an in-kind contribution during the nine months ended November 30, 2013 (See Notes 3(A) & 5).

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2013

(UNAUDITED)

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

During the nine months ended November 30, 2013, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $56,654 in exchange for a note payable. Pursuant to the terms of the note, the loan is non-interest bearing, unsecured and due on demand. The Company recorded a total of $1,358 in imputed interest as an in-kind contribution during the nine months ended November 30, 2013 (See Notes 3(A) & 4).

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

For the nine months ended November 30, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $23,400 (See Note 3(A)).

For the year ended February 28, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $16,928 (See Note 3(A)).

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF NOVEMBER 30, 2013

(UNAUDITED)

For the nine months ended November 30, 2013, a total of $1,358 in imputed interest relating to the notes payable due to the CEO, was recorded as an in-kind contribution (See Notes 3(A) & 4).

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

Subsequent to November 30, 2013 the CEO paid $4,099 in expenses on the Company’s behalf in exchange  for a note payable. Pursuant to the terms of the note, the loans are non-interest bearing, unsecured and due on demand.

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

Nine Month Period Ended November 30, 2013 Compared to the Nine Month Period Ended November 30, 2012

Our net loss for the nine month period ended November 30, 2013 was $76,999 compared to a net loss of $70,677 for the nine month period ended November 30, 2012. During the nine month period ended November 30, 2013, we did not generate any revenue.

During the nine month period ended November 30, 2013, we incurred general and administrative expenses of $39,551 compared to $29,167 incurred during the nine month period ended November 30, 2012. General and administrative expenses incurred during the nine month period ended November 30, 2013 were generally related to corporate overhead and professional fees to maintain SEC reporting compliance.

During the nine month period ended November 30, 2013, we incurred professional fees of $36,090, as opposed to $41,510 during the nine month period ended November 30, 2012. The decrease in the professional fees in the nine month period ended November 30, 2013 as opposed to the nine month period ended November 30, 2012 can be attributed to the decrease in legal fees attributable to the SEC compliance.

The weighted average number of shares outstanding was 5,540,000 for the nine month period ended November 30, 2013.

Liquidity and Capital Resources

As of November 30, 2013, our current assets were $0. As of November 30, 2013, our current liabilities were $91,722. Current liabilities were comprised of $21,979 in accounts payable and $69,743 in related party notes payable at November 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended November 30, 2013, net cash flows from operating activities were $0 because the Company has no cash and expenses are paid directly by a related party. Net cash flows used in operating activities was $38,520 for the nine month period ended November 30, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the nine month period ended November 30, 2013 net cash provided by financing activities was $0. For the nine month period ended November 30, 2012 net cash provided by financing activities was $31,436. For the period from inception (January 20, 2011) to November 30, 2013, net cash provided by financing activities was $37,678.

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

Going Concern

The Company is in the development stage with limited operations, and has not earned any revenues and has had a net loss since inception (January 20, 2011) to November 30, 2013 of $197,358. The Company has a stockholders’ deficiency of $91,722 at November 30, 2013. The Company had no assets at November 30, 2013.

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

Based on the evaluation as of November 30, 2013, for the reasons set forth below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2013, the Company determined that there were control deficiencies that constituted the following material weaknesses:

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

USA INVESTCO HOLDINGS, INC.

Date: January 13, 2014	By:	/s/ Charles Schoninger
Charles Schoninger, President
Chief Executive Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer) and Director

