Form 10-K
period 2014-02-28
USA InvestCo Holdings, Inc.
filed 2014-05-09
CIK 1512983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☑  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, August 31, 2013: $0

Number of the issuer’s common stock outstanding as of May 7, 2014:  5,540,000

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

The Name Change was effected in connection with the Company’s potential business combination with USA InvestCo, LLC which is a land development company that is primarily focused on projects in the coastal regions of North Carolina. This business combination did not occur.

Up until the sale of the Company and the Change of Control, the Company offered an advertising system for real estate brokers and agents. The Company has ceased operations in this area in anticipation of the potential merger with USA InvestCo, LLC. However, no definitive agreements or merger with USA InvestCo, LLC has occurred. At this point, the Company is deciding its best path for future progress. They have not completed the acquisition of USA InvestCo, LLC and may decide it is in their best interest not to pursue this and pursue a transaction with another business.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

Employees

We do not currently have any employees other than our sole officer and director.

Item 1A.   Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

We rent our executive office at 720 North 3rd St., Suite 301, Wilmington, NC 28401, and our telephone number is (910) 251-6160.

Item 3.      Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims.

Item 4.      Mine Safety Disclosures

Not Applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been approved for quotation on The OTC Bulletin Board under the symbol “USAV.”  However, no established public market exists for our common stock.  As of May 7, 2014, 5,540,000 shares of our common stock were issued and outstanding.

Approximate Number of Equity Security Holders

As of May 7, 2014, there were approximately 6 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended February 28, 2014 and February 28, 2013 and should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

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

The Name Change was effected in connection with the Company’s potential business combination with USA InvestCo, LLC which is a land development company that is primarily focused on projects in the coastal regions of North Carolina. This business combination did not occur.

Up until the sale of the Company and the Change of Control, the Company offered an advertising system for real estate brokers and agents. The Company has ceased operations in this area in anticipation of the potential merger with USA InvestCo, LLC. However, no definitive agreements or merger with USA InvestCo, LLC has occurred. At this point, the Company is deciding its best path for future progress. They have not completed the acquisition of USA InvestCo, LLC and may decide it is in their best interest not to pursue this and pursue a transaction with another business.

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

Results of Operations

We are a development stage company with no operations and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Comparison for the year ended February 28, 2014 and February 28, 2013

Our net loss for the year ended February 28, 2014 was $98,599 compared to a net loss of $100,913 for the year ended February 28, 2013. The Company has not generated any revenue since inception.

During the year ended February 28, 2014, we incurred general and administrative expenses of $52,213 compared to $40,748 incurred during the year ended February 28, 2013. General and administrative incurred during the year ended February 28, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the year ended February 28, 2014, we incurred professional fees of $43,826, as opposed to $60,093 for professional fees during the year ended February 28, 2013. The decrease in the loss in the year ended February 28, 2014 can be largely attributed to reduced professional fees expense as a result of us reducing our activity and business operation.

The weighted average number of shares outstanding was 5,540,000 for the year ended February 28, 2014.

Capital Resources and Liquidity

As of February 28, 2014, our current assets were $0, compared to $0 in current assets at February 28, 2013. As of February 28, 2014, our current liabilities were $102,820, compared to $43,981 in current liabilities at February 28, 2013. Current liabilities were comprised of $9,064 in accounts payable and $93,756 in related party notes payable at February 28, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended February 28, 2014, net cash flows used in operating activities was $0 consisting of a net loss of $98,599, in-kind contribution of services of $31,200, in-kind contribution of interest and rent of $8,560, payment of expenses by a related party of $80,666, and a decrease in accounts payable and accrued expenses of $21,827. Net cash flows used in operating activities was $0 for the year ended February 28, 2014.

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

Going Concern

The Company is in the development stage with no operations, and has not earned any revenues and has had a net loss since inception (January 20, 2011) to February 28, 2014 of $218,958. The Company has a stockholders’ deficiency of $102,820 and no assets at February 28, 2014.

The Company’s independent auditors, Liggett, Vogt and Webb, P.A., provided an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern in their audit report for the year ended February 28, 2014. The financial statements were prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Item 8.      Financial Statements and Supplementary Data

USA INVESTCO HOLDINGS, INC.

(f/k/a LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1– F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF FEBRUARY 28, 2014 AND 2013

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013 AND FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO FEBRUARY 28, 2014

PAGE	F-5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO FEBRUARY 28, 2014

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013 AND FOR THE PERIOD FROM JANUARY 20, 2011 (INCEPTION) TO FEBRUARY 28, 2014

PAGES	F-7 - F-13	NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

USA InvestCo Holdings, Inc.

We have audited the accompanying balance sheets of USA InvestCo Holdings, Inc., a development stage company, as of February 28, 2014 and 2013, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended and the period January 20, 2011 (date of inception) through February 28, 2014. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits. The cumulative statements of losses, changes in stockholders’ deficiency, and cash flows for the period January 20, 2011 (date of inception) to February 28, 2014 include amounts for the period from January 20, 2011 (date of inception) to February 29, 2012, which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period January 20, 2011 through February 29, 2012 is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA InvestCo Holdings, Inc., a development stage company, at February 28, 2014 and the results of its operations and its cash flows for the year ended February 28, 2014 and the period January 20, 2011 (date of inception) through February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $218,958 from inception, a negative cash flow from operations of $37,678 from inception and a working capital deficiency and stockholders’ deficiency of $102,820 as of February 28, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern and will require additional cash to fund and continue operations. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
May 7, 2014

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

May 2, 2012

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Balance Sheets

	February 28, 2014	February 28, 2013

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$9,064	$30,891
Note Payable - Related Party	93,756	13,090
Total Liabilities	102,820	43,981

Commitments and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value; 75,000,000 shares authorized, 5,540,000 shares and 5,540,000 shares issued and outstanding, respectively	5,540	5,540
Additional paid-in capital	110,598	70,838
Deficit accumulated during the development stage	(218,958)	(120,359)
Total Stockholders' Deficiency	(102,820)	(43,981)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Statements of Operations

	For the Years Ended		For the period from January 20, 2011
	February 28, 2014	February 28, 2013	(Inception) to February 28, 2014
Operating Expenses
Professional fees	$43,826	$60,093	$103,919
General and administrative	52,213	40,748	112,407
Total Operating Expenses	96,039	100,841	216,326

Loss from Operations	(96,039)	(100,841)	(216,326)

Other Income/(Expense)
Interest expense	(2,560)	(72)	(2,632)

Total Other Expense	(2,560)	(72)	(2,632)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(98,599)	(100,913)	(218,958)

Provision for Income Taxes	-	-	-

NET LOSS	$(98,599)	$(100,913)	$(218,958)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,540,000	5,540,000

See accompanying notes to financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Statement of Changes in Stockholders' Deficiency

For the period from January 20, 2011 (Inception) to February 28, 2014

				Deficit
			Additional	accumulated during the	Total
	Common stock		paid-in	development	Stockholders'
	Shares	Amount	capital	stage	Deficiency

Balance January 20, 2011	-	$-	$-	$-	$-

Common stock issued for services to founders ($0.001 per share)	4,500,000	4,500	-	-	4,500

Net loss for the period January 20, 2011 (Inception) to February 28, 2011	-	-	-	(693)	(693)

Balance, February 28, 2011	4,500,000	4,500	-	(693)	3,807

Common stock issued for cash at $0.02 per share	1,040,000	1,040	19,760	-	20,800

Net loss for the year ended February 29, 2012	-	-	-	(18,753)	(18,753)

Balance, February 29, 2012	5,540,000	5,540	19,760	(19,446)	5,854

In kind contribution of services	-	-	16,928	-	16,928

In kind contribution of interest	-	-	72	-	72

In kind contribution of rent	-	-	500	-	500

Loans forgiven by principal stockholders	-	-	12,378	-	12,378

Payment of accounts payable by a related party on Company's behalf	-	-	21,200	-	21,200

Net loss for the year ended February 28, 2013	-	-	-	(100,913)	(100,913)

Balance, February 28, 2013	5,540,000	5,540	70,838	(120,359)	(43,981)

In kind contribution of services	-	-	31,200	-	31,200

In kind contribution of interest	-	-	2,560	-	2,560

In kind contribution of rent	-	-	6,000	-	6,000

Net loss for the year ended February 28, 2014	-	-	-	(98,599)	(98,599)

Balance, February 28, 2014	5,540,000	$5,540	$110,598	$(218,958)	$(102,820)

See accompanying notes to financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended		For the period from January 20, 2011
	February 28, 2014	February 28, 2013	(Inception) to February 28, 2014
Cash Flows Used in Operating Activities:
Net Loss	$(98,599)	$(100,913)	$(218,958)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	31,200	16,928	48,128
In-kind contribution of interest and rent	8,560	572	9,132
Payment of expenses by a related party	80,666	34,290	114,956
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	2,926	-
(Decrease)/Increase in accounts payable and accrued expenses	(21,827)	30,891	9,064
Net Cash Used In Operating Activities	-	(15,306)	(37,678)

Cash Flows From Financing Activities:
Proceeds from note payable- Related party	-	8,222	12,378
Proceeds from issuance of common stock, net of offering costs	-	-	25,300
Net Cash Provided by Financing Activities	-	8,222	37,678

Net Decrease in Cash	-	(7,084)	-

Cash at Beginning of Period	-	7,084	-

Cash at End of Period	$-	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

For the year ended February 28, 2014. the principal stockholder paid expenses on the Company's behalf in the amount of $80,666 in exchange for notes payable (See Notes 4 and 5).

For the year ended February 28, 2013. the principal stockholder paid expenses on the Company's behalf in the amount of $13,090 in exchange for a note payable (See Notes 4 and 5).

On July 25, 2012, the Company's former principal stockholder forgave loans of $12,378 upon completion of the change in control.  The forgiven loans were treated as contribution .

See accompanying notes to financial statements

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

The Company previously offered an advertising system for real estate brokers and agents. The Company has ceased operations in this area in anticipation of a potential merger with USA InvestCo, LLC. However, no definitive agreements or merger with USA InvestCo, LLC has occurred. At this point, the Company is deciding its best path for future progress. They have not completed the acquisition of USA InvestCo, LLC and may decide it is in their best interest not to pursue this and pursue a transaction with another business.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Significant estimates include the valuation of deferred taxes assets and the valuation of in kind contribution of services, rent and interest. Actual results could differ from those estimates.

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At February 28, 2014 and 2013, the Company had no cash or cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. As of February 28, 2014 and 2013, there were no common share equivalents outstanding.

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

Components of deferred taxes are as follows:

	February 28, 2014	February 28, 2013
Statutory rate applied to earnings before income taxes:	$(33,524)	$(29,188)
Increase (decrease) in income taxes resulting from:
State income taxes	(4,486)	(3,906)
NOL Carryforward	-	-
In-Kind Contribution of Services	15,327	5,948
Change in deferred tax asset valuation allowance	22,683	27,146
Income Tax Expense	$-	$-

USA Investco Holdings, inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

As of February 28, 2014 and 2013, the company had a net operating loss carry forward of approximately $58,839 and $70,417, respectively, available to offset future taxable income through April 30, 2034. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2034. All other losses incurred by the Company in previous years and through the quarter ended May 31, 2012 are limited due to Internal Revenue Code Section 382 which restricts the deductibility of prior net operating losses where there has been a change in control.

The net change in the valuation allowance for the years ended February 28, 2014 and 2013 was an increase of $22,683 and $27,146 respectively.

The Company’s income tax expense differed from the statutory rates (federal 34% and state 4.55%) as follows:

Federal tax rate	34.00%
Add: State taxes, net of federal benefit	4.55%
Less: Valuation allowance	-38.55%
Tax Rate	0.00%

The company’s federal income tax returns for the year ended February 28, 2014 and 2013 remain subject to examination by the Internal Revenue Service.

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

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $37,678 from inception and has a net loss since inception of $218,958. There is also a working capital and stockholders’ deficiency of $102,820. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the year ended February 28, 2014, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $31,200 (See Note 5).

For the year ended February 28, 2014, a total of $2,560 in imputed interest relating to the notes payable due to the CEO, was recorded as an in-kind contribution (See Notes 4 & 5).

For the year ended February 28, 2014, the Company recorded an in-kind contribution of rent having a fair value of $6,000 for facilities and related overhead provided by a company controlled by the CEO (See Note 5).

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

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

(C) Amendment to Articles of Incorporation

On September 5, 2012, the Company amended its Articles of Incorporation to change its name to USA InvestCo Holdings, Inc.

NOTE 4	NOTES PAYABLE – RELATED PARTY

During the year ended February 28, 2014, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $80,666 in exchange for notes payable. Pursuant to the terms of the notes, the loans are non-interest bearing, unsecured and due on demand. The Company recorded a total of $2,560 in imputed interest as in-kind contributions during the year ended February 28, 2014 (See Notes 3(A) & 5).

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

During the year ended February 28, 2014, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $80,666 in exchange for notes payable. Pursuant to the terms of the notes, the loans are non-interest bearing, unsecured and due on demand. The Company recorded a total of $2,560 in imputed interest as in-kind contributions during the year ended February 28, 2014 (See Notes 3(A) & 4).

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

For the year ended February 28, 2014, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $31,200 (See Note 3(A)).

For the year ended February 28, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $16,928 (See Notes 3(A) & 5).

For the year ended February 28, 2013, a total of $72 in imputed interest relating to the notes payable due to the CEO, was recorded as an in-kind contribution (See Notes 3(A) & 5).

For the year ended February 28, 2014, a total of $2,560 in imputed interest relating to the notes payable due to the CEO, was recorded as in-kind contributions (See Notes 3(A) & 4).

For the year ended February 28, 2014, the Company recorded an in-kind contribution of rent having a fair value of $6,000 for facilities and related overhead provided by a company controlled by the CEO (See Note 3(A)).

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of February 28, 2014, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of February 28, 2014 the Company determined that the following item constituted a material weakness:

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Charles Schoninger	President, Chief Executive Officer, Chief Financial Officer and Director	44	July 25, 2012

Charles Schoninger, age 44, is the Founder of USA InvestCo, LLC, a real estate development firm headquartered in Wilmington, North Carolina. He has over 20 years of commercial real estate experience in site selection, research and analysis, planning, zoning, development, acquisition, repurposing, renovating, and managing mezzanine debt funds. Mr. Schoninger has built more than 30 projects totaling in excess of 1 million square feet with costs of $250 million in Colorado, Florida, Oklahoma, California, Texas, and North Carolina. Prior to his founding of USA InvestCo, LLC Mr. Schoninger founded and operated Zephyr Development in Colorado Springs, Colorado, which focused on the acquisition, entitlement, development and sale of mixed-use real estate projects. Under Mr. Schoninger’s leadership, Zephyr Development created over 12,000 single family lots as a conduit developer. Mr. Schoninger received his bachelor’s degree from the University of Colorado Boulder.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11.     Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended February 28, 2014, and February 28, 2013 in all capacities for the accounts of our executives, including the Chief Executive Officer who is also our Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Schoninger	2014	-	-	-	-	-	-	-	-
President, Chief Executive and Officer, Chief Financial Officer	2013	-	-	-	-	-	-	-	-

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of May 7, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of May 7, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of May 7, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Charles Schoninger	4,500,000	81.23%

(1)  Based on 5,540,000 shares of our common stock outstanding as of May 7, 2014.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

During the year ended February 28, 2014, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $80,666 in exchange for notes payable. Pursuant to the terms of the notes, the loans are non-interest bearing, unsecured and due on demand. The Company recorded a total of $2,560 in imputed interest as in-kind contributions during the year ended February 28, 2014 (See Notes 3(A) & 4).

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

For the year ended February 28, 2014, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $31,200 (See Note 3(A)).

For the year ended February 28, 2013, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $16,928 (See Notes 3(A) & 5).

For the year ended February 28, 2013, a total of $72 in imputed interest relating to the notes payable due to the CEO, was recorded as an in-kind contribution (See Notes 3(A) & 5).

For the year ended February 28, 2014, a total of $2,560 in imputed interest relating to the notes payable due to the CEO, was recorded as in-kind contributions (See Notes 3(A) & 4).

For the year ended February 28, 2014, the Company recorded an in-kind contribution of rent having a fair value of $6,000 for facilities and related overhead provided by a company controlled by the CEO (See Note 3(A)).

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

Item 14.     Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal year ended February 28, 2014, we were billed approximately $15,500 from Liggett, Vogt, and Webb, P.A. for professional services rendered for the audit and review of our financial statements. For the Company’s fiscal year end February 28, 2013, we were billed approximately $13,050 from Liggett, Vogt, and Webb, P.A. and $5,200 from Malone Bailey LLP for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended February 28, 2014 and February 28, 2013.

Tax Fees

For the Company’s fiscal years ended February 28, 2014 and February 28, 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended February 28, 2014 and February 28, 2013.

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

USA InvestCo Holdings, Inc.

Dated: May 9, 2014	By:	/s/ Charles Schoninger
Charles Schoninger
President, Chief Executive Officer, Chief Financial Officer, (Duly Authorized Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Schoninger	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	May 9, 2014
Charles Schoninger	(Principal Executive Officer and Principal Financial Officer)

