Form 10-Q
period 2014-05-31
USA InvestCo Holdings, Inc.
filed 2014-12-29
CIK 1512983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,540,000 as of December 18, 2014.

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

USA INVESTCO HOLDINGS, INC.

(f/k/a LAMBENT SOLUTIONS CORP.)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MAY 31, 2014 (UNAUDITED) AND AS OF FEBRUARY 28, 2014

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2014 AND 2013 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE THREE MONTHS ENDED MAY 31, 2014 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MAY 31, 2014 AND 2013 (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

Condensed Balance Sheets

	May 31, 2014	February 28, 2014
	(Unaudited)

ASSETS

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$341	$9,064
Notes Payable - Related Party	133,653	93,756
Total Liabilities	133,994	102,820

Commitments and Contingencies

Stockholders' Deficiency
Common stock, $0.001 par value; 75,000,000 shares authorized, 5,540,000 shares and 5,540,000 shares issued and outstanding, respectively	5,540	5,540
Additional paid-in capital	121,511	110,598
Accumulated Deficit	(261,045)	(218,958)
Total Stockholders' Deficiency	(133,994)	(102,820)

Total Liabilities and Stockholders' Deficiency	$-	$-

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	May 31, 2014	May 31, 2013
Operating Expenses
Professional fees	$26,998	$19,623
General and administrative	13,476	9,766
Total Operating Expenses	40,474	29,389

Loss from Operations	(40,474)	(29,389)

Other Expense
Interest expense	(1,613)	(213)
Total other expense	(1,613)	(213)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(42,087)	(29,602)

Provision for Income Taxes	-	-

NET LOSS	$(42,087)	$(29,602)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	5,540,000	5,540,000

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

Condensed Statement of Changes in Stockholders' Deficiency

For the three months ended May 31, 2014

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	capital	Deficit	Deficiency

Balance, February 28, 2014	5,540,000	$5,540	$110,598	$(218,958)	$(102,820)

In kind contribution of services	-	-	7,800	-	7,800

In kind contribution of interest	-	-	1,613	-	1,613

In kind contribution of rent	-	-	1,500	-	1,500

Net loss for the three months ended May 31, 2014	-	-	-	(42,087)	(42,087)

Balance, May 31, 2014	5,540,000	$5,540	$121,511	$(261,045)	$(133,994)

See accompanying notes to condensed unaudited financial statements

USA InvestCo Holdings, Inc.

(f/k/a Lambent Solutions Corp.)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	May 31, 2014	May 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(42,087)	$(29,602)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	7,800	7,800
In-kind contribution of interest and rent	3,113	1,713
Changes in operating assets and liabilities:
(Decrease)/Increase in accounts payable	(8,723)	15,903
Net Cash Used In Operating Activities	(39,897)	(4,186)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	39,897	4,186
Net Cash Provided by Financing Activities	39,897	4,186

Net Decrease in Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

For the three months ended May 31, 2014 the principal stockholder paid expenses on the Company's behalf in the amount of $39,897 in exchange for notes payable (See Notes 4 and 5).

See accompanying notes to condensed unaudited financial statements

USA Investco Holdings, Inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

USA InvestCo Holdings, Inc. (the "Company") was incorporated under the laws of the State of Nevada on January 20, 2011 under the name of Lambent Solutions Corp.

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

The Company previously offered an advertising system for real estate brokers and agents. The Company has ceased operations in this area in anticipation of a potential merger.

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

USA Investco Holdings, Inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At May 31, 2014 and February 28, 2014, the Company had no cash or cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. As of May 31, 2014 and 2013, there were no common share equivalents outstanding.

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

(G) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended May 31, 2014.

USA Investco Holdings, Inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

(UNAUDITED)

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our result of operations, cash flow or financial conditions.

USA Investco Holdings, Inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

(UNAUDITED)

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has minimal operations, used cash in operations of $39,897 and has a net loss of $42,087 for the three months ended May 31, 2014. There is also a working capital and stockholders’ deficiency of $133,994. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital through stockholder loans and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution

For the three months ended May 31, 2014, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $7,800 (See Note 5).

For the three months ended May 31, 2014, a total of $1,613 in imputed interest relating to the notes payable due to the CEO, was recorded as an in-kind contribution (See Notes 4 & 5).

For the three months ended May 31, 2014, the Company recorded an in-kind contribution of rent having a fair value of $1,500 for facilities and related overhead provided by a company controlled by the CEO (See Note 5).

NOTE 4	NOTES PAYABLE – RELATED PARTY

During the three months ended May 31, 2014, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $39,897 in exchange for notes payable. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and due on demand. The Company recorded a total of $1,613 in imputed interest as in-kind contributions for the three months ended May 31, 2014 (See Notes 3(A) & 5).

USA Investco Holdings, Inc.

(F/K/A LAMBENT SOLUTIONS CORP.)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AS OF MAY 31, 2014

(UNAUDITED)

During the year ended February 28, 2014, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $80,666 in exchange for notes payable. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and due on demand. .

NOTE 5	RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2014, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $39,897 in exchange for notes payable. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and due on demand. The Company recorded a total of $1,613 in imputed interest as in-kind contributions for the three months ended of May 31, 2014 (See Notes 3(A) & 4).

During the year ended February 28, 2014, a company controlled by the CEO paid operating expenses on behalf of the Company totaling $80,666 in exchange for notes payable. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and due on demand.

For the three months ended May 31, 2014, the CEO who is also a majority stockholder of the Company contributed services having a fair value of $7,800 (See Note 3(A)).

For the three months ended May 31, 2014, the Company recorded an in-kind contribution of rent having a fair value of $1,500 for facilities and related overhead provided by a company controlled by the CEO (See Note 3(A)).

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

Results of Operations

We have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended May 31, 2014 Compared to the Three Month Period Ended May 31, 2013

Our net loss for the three month period ended May 31, 2014 was $42,087 compared to a net loss of $29,602 for the three month period ended May 31, 2013. During the three month period ended May 31, 2014 and 2013, we did not generate any revenues.

During the three month period ended May 31, 2014, we incurred general and administrative expenses of $13,476 compared to $9,766 incurred during the three month period ended May 31, 2013. General and administrative expenses incurred during the three month period ended May 31, 2014 were generally related to corporate overhead.

During the three month period ended May 31, 2014, we incurred professional fees of $26,998, as opposed to $19,623 during the three month period ended May 31, 2013. The increase in the professional fees in the three month period ended May 31, 2014 as opposed to the three month period ended May 31, 2013 was attributable to the increase in legal fees attributable to the SEC compliance.

The weighted average number of shares outstanding was 5,540,000 for the three month period ended May 31, 2014 and 2013.

Liquidity and Capital Resources

As of May 31, 2014, our current assets were $0. As of May 31, 2014, our current liabilities were $133,994. Current liabilities were comprised of $341 in accounts payable and $133,653 in notes payable from related party at May 31, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended May 31, 2014, net cash flows used in operating activities were $39,897. Net cash flows used in operating activities were $4,186 for the three month period ended May 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances or the issuance of equity and debt instruments. For the three month period ended May 31, 2014 net cash provided by financing activities was $39,897. For the three month period ended May 31, 2013 net cash provided by financing activities was $4,186.

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

Going Concern

The Company has not earned any revenues and has had a net loss for the three month period ended May 31, 2014 of $42,087. The Company has a stockholders’ deficiency of $133,994 at May 31, 2014. The Company had no assets at May 31, 2014.

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

Based on the evaluation as of May 31, 2014, for the reasons set forth below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2014, the Company determined that there were control deficiencies that constituted the following material weaknesses:

·	The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

·	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

·	The Company does not have a cash account and is reliant on related parties to pay operating costs and properly identify and record transactions in a timely and accurate manner.

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

Item 1A.	Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA INVESTCO HOLDINGS, INC.

Date: December 29, 2014	By:	/s/ Charles Schoninger
Charles Schoninger, President
Chief Executive Officer (Duly Authorized, Principal Executive Officer and Principal Financial Officer) and Director

